Form 10-Q
period 2021-06-30
IMPEL NEUROPHARMA INC
filed 2021-08-16
CIK 1445499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of Registrant’s Common Stock outstanding as of August 11, 2021 was 19,509,619.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements concerning our business strategy and plans, future operating results and financial position, as well as our objectives and expectations for our future operations, are forward-looking statements.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We disclaim any intention or obligation to publicly update or revise any forward-looking statements for any reason or to conform such statements to actual results or revised expectations, except as required by law.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IMPEL NEUROPHARMA, INC.

Condensed Consolidated Balance Sheet

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$60,948	$7,095
Prepaid expenses and other current assets	4,619	1,077
Total current assets	65,567	8,172
Property and equipment, net	3,408	3,700
Other assets	187	187
Total assets	$69,162	$12,059
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,461	$4,314
Accrued liabilities	3,546	3,173
Current portion of term debt	—	417
Redeemable convertible preferred stock warrant liabilities	—	2,622
Total current liabilities	$9,007	$10,526
Convertible notes at fair value	—	—
Long-term debt	8,857	7,994
Total liabilities	$17,864	$18,520
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.001 par value; — and 204,198,489 shares authorized at June 30, 2021 and December 31, 2020 respectively; — and 202,009,981 shares issued and outstanding at June 30, 2021 and December 31, 2020 respectively; aggregate liquidation preference of $128,922 at December 31, 2020	—	$127,039
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and — shares authorized at June 30, 2021 and December 31, 2020, respectively Common stock, $0.001 par value; 300,000,000 and 266,833,885 shares authorized at June 30, 2021 and December 31, 2020, respectively; 19,470,914 and 755,478 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	19	—
Additional paid-in capital	216,314	4,762
Accumulated deficit	(165,035)	(138,262)
Total stockholders’ equity (deficit)	$51,298	$(133,500)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$69,162	$12,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL NEUROPHARMA, INC.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$6,076	$6,832	$10,174	$13,391
General and administrative	8,862	6,127	14,633	9,374
Total operating expenses	14,938	12,959	24,807	22,765
Loss from operations	$(14,938)	$(12,959)	$(24,807)	$(22,765)
Other (expense) income, net	(544)	36	(1,966)	84
Loss before income taxes	$(15,482)	$(12,923)	$(26,773)	$(22,681)
Provision (benefit) for income taxes	—	(1)	—	—
Net loss and comprehensive loss	$(15,482)	$(12,922)	$(26,773)	$(22,681)
Accretion on redeemable convertible preferred stock	—	128	129	256
Net loss attributable to common stockholders	$(15,482)	$(13,050)	$(26,902)	$(22,937)
Net loss per share attributable to common stockholders, basic and diluted	(1.10)	(35.88)	(3.60)	(63.32)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	14,119,672	363,684	7,475,242	362,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL NEUROPHARMA, INC.

Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	202,009,981	$127,039	755,478	$—	$4,762	$(138,262)	$(133,500)
Accretion to redemption value on redeemable convertible preferred stock	—	129	—	—	(129)	—	(129)
Stock-based compensation expense	—	—	—	—	493	—	493
Issuance of common stock upon the exercise of stock options	—	—	8,095	—	18	—	18
Net loss and comprehensive loss	—	—	—	—	—	(11,291)	(11,291)
Balance — March 31, 2021	202,009,981	$127,168	763,573	$—	$5,144	$(149,553)	$(144,409)
Proceeds from initial public offering, net of underwriters' discounts and commissions of $5.6 million and issuance costs of $2.4 million	—	—	5,333,334	5	71,992	—	71,997
Issuance of common stock upon exercise of warrants for cash	—	—	23,887	—	377	—	377
Issuance of common stock upon net exercise of warrants upon initial public offering		—	37,628	—	734	—	734
Issuance of common stock upon exchange of Avenue warrant	—	—	107,663	—	1,763	—	1,763
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(202,009,981)	(127,168)	12,605,800	13	127,155	—	127,168
Conversion of convertible notes into common stock at initial public offering	—	—	559,585	1	8,392	—	8,393
Stock-based compensation expense	—	—	—		556	—	556
Issuance of common stock upon the exercise of stock options	—	—	39,444	—	201	—	201
Net loss and comprehensive loss	—	-	-	-	-	(15,482)	(15,482)
Balance — June 30, 2021	—	$—	19,470,914	$19	$216,314	$(165,035)	$51,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL NEUROPHARMA, INC.

Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2019	201,335,862	$125,647	360,115	$—	$760	$(92,464)	$(91,704)
Accretion to redemption value on redeemable convertible preferred stock	—	129	—	—	(128)	—	(128)
Stock-based compensation expense	—	—	—	—	298	—	298
Issuance of common stock upon the exercise of stock options	—	—	3,569	—	8	—	8
Net loss and comprehensive loss						(9,759)	(9,759)
Balance — March 31, 2020	201,335,862	$125,776	363,684	$—	$938	$(102,223)	(101,285)
Accretion to redemption value on redeemable convertible preferred stock	—	127	—	—	(128)	—	(128)
Stock-based compensation expense	—	—	—	—	2,485	—	2,485
Issuance of Series A-2 redeemable convertible preferred stock upon the exercise of preferred warrants	36,029	18	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(12,922)	(12,922)
Balance —June 30, 2020	201,371,891	$125,921	363,684	$—	$3,295	$(115,145)	$(111,850)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL NEUROPHARMA, INC.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,773)	$(22,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493	476
Stock-based compensation	1,049	2,783
Change in fair value of redeemable convertible preferred stock warrant liabilities	54	(80)
Change in fair value of convertible notes	839	—
Noncash interest	55	—
Amortization of debt discount	446	—
Changes in operating assets and liabilities:	—	—
Prepaid expenses and other current assets	(3,542)	(125)
Other assets	—	(187)
Accounts payable	1,070	607
Accrued liabilities	365	(113)
Net cash used in operating activities	$(25,944)	$(19,320)
Cash flows from investing activities:
Purchases of property and equipment	(116)	(818)
Net cash used in investing activities	$(116)	$(818)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	71,997	—
Proceeds from the issuance of convertible notes	7,500	—
Proceeds from exercise of redeemable convertible preferred stock warrants	197	18
Proceeds from issuance of common stock upon exercise of stock options	219	8
Net cash provided by financing activities	$79,913	$26

Net increase (decrease) in cash	53,853	(20,112)
Cash — Beginning of period	7,095	37,001
Cash — End of period	$60,948	$16,889
Supplemental disclosures of cash flow information:
Accretion to redemption value on redeemable convertible preferred stock	$129	$256
Conversion of redeemable convertible preferred stock upon initial public offering	$127,168	—
Issuance of common stock upon exchange / exercise of redeemable convertible preferred stock warrants upon initial public offering	$2,677	—
Conversion of convertible notes into common stock upon initial public offering	$8,393	—
Purchase of property and equipment included in accounts payable and accrued liabilities	$84	$145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL NEUROPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Impel Neuropharma, Inc. (“the Company”), is a late-stage is a late-stage pharmaceutical company focused on the development and commercialization of transformative therapies for patients suffering from diseases with high unmet medical needs, with an initial focus on diseases of the central nervous system, or CNS. The Company’s strategy is to pair its proprietary Precision Olfactory Delivery, or POD, upper nasal delivery technology with well-understood therapeutics or other therapeutics where rapid vascular absorption is preferred to drive therapeutic benefit, improve patient outcomes, reduce drug development risk and expand the commercial opportunity within its target diseases. The Company was incorporated under the laws of the State of Delaware on July 24, 2008, maintains its headquarters and principal operations in Seattle, Washington, and performs certain of its research and development activities in Australia.

Initial Public Offering

On April 22, 2021, the Company’s Registration Statement on Form S-1 relating to its initial public offering, or IPO, was declared effective by the Securities and Exchange Commission, or the SEC, and the shares of its common stock began trading on the Nasdaq Global Select Market on April 23, 2021.  The IPO closed on April 27, 2021, pursuant to which the Company issued and sold 5,333,334 shares of its common stock at a public offering price of $15.00 per share. The Company received net proceeds of approximately $72.0 million from the IPO, after deducting underwriting discounts and commissions of $5.6 million and offering costs of $2.4 million. Prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 12,605,800 shares of common stock. In addition, the warrant held by Avenue Venture Opportunities Fund, L.P., or Avenue, was exchanged for 107,663 shares of common stock and warrants to purchase 1,987,348 shares of redeemable convertible preferred stock were cash exercised or automatically net exercised into an aggregate of 61,515 shares of common stock. The convertible notes issued in March 2021 for an aggregate principal amount of $7.5 million (see Note 6) were also converted into 559,585 shares of common stock at a 10% discount of the IPO price.

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

Liquidity and Capital Resources

The Company raised $72.0 million in net proceeds from its IPO in April 2021 and from the Company’s inception through June 30, 2021, it raised an aggregate of $214.5 million in gross cash proceeds from the IPO, sale and issuance of redeemable convertible preferred stock, convertible notes, debt and warrants. The Company had a cash and cash equivalents balance of $60.9 million as of June 30, 2021.

Based upon the Company’s current operating plan, it estimates that its cash and cash equivalents as of June 30, 2021, are together sufficient for the Company to fund operating, investing, and financing cash flow needs for at least one year from the issuance date of these interim financial statements. On July 2, 2021, the Company entered into a loan and security agreement with Oxford Finance LLC (“Oxford”), as the collateral agent and a lender, and Silicon Valley Bank (“SVB”), as a lender to potentially borrow up to an aggregate principal amount of $50.0 million in a series of term loans (see Note 14).  In the event of an FDA approval, the Company may be required to raise additional capital to meet working capital needs associated with commercialization. If sufficient funds on acceptable terms are not available when needed, the Company could be required to reduce operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs or planned product launch plans. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

The condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three and six months ended June 30, 2021 and 2020 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2021 and its results of operations and cash flows for the three and six months ended June 30, 2021 and 2020. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and six month periods are also unaudited. The results of operations for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the prospectus dated April 23, 2021 that forms a part of the Company's Registration Statement on Form S-1 (File No. 333-254999), as filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act of 1933, as amended.

Reclassifications

We have reclassified prior period financial statements to conform to the current period presentation. During the six months ended 2021, we reclassified certain amounts previously recorded as general and administrative expense to research and development expense.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. At June 30, 2021 and December 31, 2020, cash consisted of cash in bank deposits held at financial institutions.

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

Convertible Notes

In March 2021, the Company issued convertible promissory notes to various investors for an aggregate amount of $7.5 million.  As permitted under Accounting Standards Codification ("ASC") 825, Financial Instruments ("ASC 825"), the Company has elected the fair value option for recognition of the convertible notes. The Company elected the fair value option to allow the Company to eliminate the burden of complying with the requirements for derivative accounting. Under the fair value option, the convertible notes are remeasured at fair value in each reporting period until their conversion in April 2021, with changes in the fair value recognized in the Company’s condensed consolidated statement of operations as other (expense) income, net. Accrued interest on the convertible notes is recorded in other (expense), net.

Deferred Offering Costs

The Company incurred offering costs consisting of legal, accounting and other fees and costs directly attributable to the Company’s IPO. As of June 30, 2021, $2.4 million of deferred offering costs were charged to additional paid-in capital upon the completed of the IPO in April 2021. There were no deferred offering costs as of December 31, 2020.

Redeemable Convertible Preferred Stock Warrant Liabilities

Freestanding warrants to purchase shares of the Company’s redeemable convertible preferred stock are accounted for as liabilities at fair value through the date of exercise, because the shares underlying the warrants contain contingent redemption features outside the control of the Company. Warrants classified as liabilities are recorded on the Company’s condensed consolidated balance sheets at their fair value on the date of issuance and remeasured to fair value each subsequent reporting period, with the changes in fair value recognized as a component of other (expense) income, net in the accompanying condensed consolidated statements of operations. The Company adjusted the liability for the final change in the fair value of these warrants immediately preceding their automatic exercise in connection with the IPO. Upon exercise, the corresponding liability was reclassified to additional paid-in capital.

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

The Company’s objective is to reflect the appropriate research and development expenses in its condensed consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines advance payments for research and development services and accrual estimates through discussion with applicable personnel and outside service providers as to the progress of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its advance payments and accrued expenses as of each balance sheet date in its condensed consolidated financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through June 30, 2021, there had been no material adjustments to the Company’s prior period estimates of advance payments and accruals for research and development expenses. The Company’s research and development advance payments and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

The Company recognizes stock-based compensation expense for stock options granted to non-employees based on the estimated fair value of the award as it is more readily measurable than the fair value of the services received.

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

Comprehensive Loss

Comprehensive loss represents the change in the Company’s stockholders’ equity (deficit) from all sources other than investments by or distributions to stockholders. The Company has no items of other comprehensive loss; as such, net loss equals comprehensive loss.

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

There were no financial liabilities as of June 30, 2021 that were measured at fair value.

The following table summarizes the change in the fair value of the redeemable convertible preferred stock warrant liabilities for the six months ended June 30, 2021 (in thousands):

Beginning balance as of December 31, 2020	$2,622
Losses from changes in fair value	55
Settlement upon IPO	(2,677)
Ending balance as of June 30, 2021	$—

The following table summarizes the change in the fair value of the convertible notes for the six months ended June 30, 2021 (in thousands):

Beginning balance as of December 31, 2020	$—
Issuance of convertible notes	7,500
Interest	54
Losses from changes in fair value	839
Conversion upon IPO	(8,393)
Ending balance as of June 30, 2021	$—

Fair values of the Company’s redeemable convertible preferred stock warrant liabilities and convertible notes are based on significant inputs not observed in the market, and thus represent a Level 3 measurement. Refer to Note 6 and Note 7 for the valuation techniques and assumptions used in estimating the fair value of the convertible notes and warrants, respectively.

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Refundable clinical deposits	$337	$672
Tax refund receivable	25	229
Prepaid insurance	3,050	47
Other prepaids and current assets	1,207	129
Total prepaid expenses and other current assets	$4,619	$1,077

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued professional services	$1,340	$192
Accrued compensation	1,986	2,393
Accrued other liabilities	214	333
Accrued construction in progress	6	255
Total accrued liabilities	$3,546	$3,173

5. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Seattle, Washington.

In September 2017, the Company entered into a non-cancelable operating lease for 11,256 square feet of office and laboratory space. Rent is payable monthly, increasing by approximately 3% each year. As of June 30, 2021, the remaining future minimum lease payments were $0.8 million through the expiration date of August 31, 2022.

Rent expense for the three months and six months ended June 30, 2021 was $175,000 and $349,000, respectively and for the three and six months ended June 30, 2020 was $188,000 and $344,000 respectively.

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

6. Debt

Term Loan

On November 5, 2020 the Company entered into a debt and equity financing agreement with Avenue Venture Opportunities Fund, L.P., ( “Avenue”). The agreement provides for a 36-month term loan of up to $20.0 million, of which $10.0 million was funded at close and (b) an additional $10.0 million is available at the Company’s request until December 31, 2021, subject to (i) completion of an underwritten public offering with gross proceeds of at least $75.0 million, or a Qualified Offering, (ii) receipt of FDA approval of TRUDHESA and (iii) approval by Avenue’s investment committee. The term loan bears interest at the higher of the prime rate or 11%.

Payments for the term loan were initially interest only for the initial 12 months, extended to 24 months upon closing of our IPO, and can be extended to 36 months upon FDA approval of TRUDHESA. The term loan will amortize in equal payments of principal from the end of the interest only period to the expiration of the 36-month term on November 1, 2023 and includes a final payment of $450,000 due upon the maturity of the term loan. In connection with the agreement, the Company granted Avenue warrants for the purchase of shares of 1,762,810 shares of Series D redeemable convertible preferred stock, as disclosed in Note 7.

The Company’s obligations are secured by a security interest in substantially all of the Company’s assets, excluding the. Company’s intellectual property. The agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency and bankruptcy.

The net proceeds from the issuance of the term loan were initially allocated to the warrants at an amount equal to their fair value of $1.5 million and the remainder to the term loan. The Company incurred financing costs of $299,000 which, together with the fair value of the warrants and the final payment, are recorded as a debt discount and are being amortized over the contractual term using the effective interest method. During the three and six months ended June 30, 2021, the Company incurred interest expense of $509,000 and $999,000, respectively and is classified as other (expense) income. The estimated fair value of the Avenue term loan, as of June 30, 2021 was $11.0 million, compared to the principal amount outstanding of $10.45 million. The estimated fair value was based on borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, as such, the Company’s long-term debt was classified within Level 3 of the fair value hierarchy.

The term loan consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Face value of term loan	$10,000	$10,000
Final payment	450	450
Unamortized debt discount associated with final payment, issuance date warrant fair value, and financing costs	(1,593)	(2,039)
Total debt, net	$8,857	$8,411
Less: short-term debt	—	417
Long-term debt	$8,857	$7,994

As described in Notes 1 and 14 of these financial statements, on July 2, 2021, the Company entered into a loan and security agreement (the “Agreement”) with Oxford and SVB (together with Oxford, the “Lenders”), to borrow up to an aggregate principal amount of $50.0 million in a series of term loans. Upon entering into the Agreement, the Company borrowed $20.0 million from the Lenders with approximately $10.8 million of such amount applied to the repayment of outstanding principal, interest and final payment fees owed under the debt and equity financing agreement with Avenue. As a result, the total debt, net has been classified on our balance sheet as Long-term debt – non-current as of June 30, 2021.

Convertible Promissory Notes

In March 2021, the Company issued unsecured convertible promissory notes to various investors for an aggregate amount of $7.5 million which were accounted for at fair value. The notes bore interest at a rate of 5.0% per annum and mature on the earlier of (a) December 31, 2021 and (b) a change of control. The notes were automatically converted into shares of the Company’s common stock upon the closing of the IPO.

The agreement contained customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The agreement provided for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency and bankruptcy.

On March 31, 2021, the notes were remeasured to their settlement amount at the IPO date excluding accrued interest due to the proximity of the settlement date to the end of the reporting period. The loss on the increase in fair value on the convertible notes totaled $839,000 from their issuance through June 30, 2021 and is classified as other (expense) income, net in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2021, interest expense incurred in connection with the convertible promissory notes was $27,000 and $54,000, respectively and is classified as other (expense) income..

The carrying value of the convertible notes of $8.4 million immediately prior to the Company’s IPO subsequently converted into 559,585 shares of common stock upon completion of the IPO.

7. Redeemable Convertible Preferred Stock Warrant Liabilities

The key terms of the redeemable convertible preferred stock warrant liabilities as of December 31, 2020 are summarized in the following table:

	Number of shares as of
Exercisable into:	June 30, 2021	December 31, 2020	Exercise Price	Expiration
Series A-2 redeemable convertible preferred stock	—	862,471	$0.4996	September 30, 2021
Series C-1 redeemable convertible preferred stock	—	1,124,877	0.5289	November 16, 2021
Series D redeemable convertible preferred stock	—	1,762,810	0.7091	October 31, 2021
Total	—	3,750,158

The fair value of the warrants was determined using an option pricing model. Under this model, the estimated equity value of the Company as of the measurement date was allocated to various classes of financial instruments (such as common and redeemable convertible preferred stock and warrants to purchase redeemable convertible preferred stock) based on their rights and preferences in an assumed liquidity scenario, which was estimated to occur in two years. Other assumptions used prior to the IPO included stock volatility ranging from 46.4% to 103.0% and risk-free interest rates ranging from 0.04% to 0.24% during the three months ended March 31, 2021. In April 2021, upon completion of the IPO, the Series A-2 and C-1 redeemable convertible preferred stock warrants were cash or net exercised into an aggregate of 61,515 shares of common stock. The Series D redeemable convertible preferred stock warrants were exchanged for 107,663 shares of common stock.

8. Redeemable Convertible Preferred Stock

Redeemable convertible preferred stock consisted of the following (in thousands, except share amounts) as of December 31, 2020:

Redeemable Convertible Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Carrying Value at December 31, 2020	Aggregate Liquidation Preference
Series A-1	746,426	746,426	$238	$305
Series A-2	9,869,218	8,805,587	4,147	4,399
Series B	3,968,775	3,968,775	3,980	4,421
Series C-1	43,278,699	42,153,822	20,975	22,297
Series C-2	26,537,826	26,537,826	15,390	15,000
Series C-3	24,605,790	24,605,790	14,973	15,000
Series D	95,191,755	95,191,755	67,336	67,500
Total	204,198,489	202,009,981	$127,039	$128,922

Classification

The Company classified its redeemable convertible preferred stock as mezzanine equity on the condensed consolidated balance sheets as the shares were contingently redeemable with passage of time or upon deemed liquidation events, such as a change in control. As only the passage of time is required for Series B, C-1, C-2, C-3, and D preferred stock to become redeemable, the Company is accreting the carrying value of the preferred stock shares to their redemption value, using the effective interest method, over the period from issuance to the earliest payment dates. With respect to Series A-1 and A-2, no accretion was recorded during the six months ended June 30, 2021 and 2020, as a deemed liquidation event was not probable. Amounts recorded for the accretion of redeemable convertible preferred stock during the six months ended June 30, 2021 and 2020 were $129,000 and $256,000, respectively. The accretion is recorded as a deemed dividend and a charge to additional paid-in capital.

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

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	June 30, 2021	December 31, 2020
Stock incentive plans	5,219,804	2,786,345
Redeemable convertible preferred stock	—	12,605,800
Convertible notes	—	—
Redeemable convertible preferred stock warrants	—	229,034
Total	5,219,804	15,621,179

10. Stock Incentive Plan

2021 Equity Incentive Planpolicies

The Company adopted its 2021 Stock Incentive Plan, or the 2021 Plan, and the Employee Stock Purchase Plan, or the ESPpoliciesP, which became effective on the date immediately prior to the date of effectiveness of the IPO. The 2021 Plan serves as the successor to its 2018 Equity Incentive Plan (the “2018 Plan”). The 2021 Plan authorizes the award of stock options, RSUs, restricted stock awards, stock bonus awards, stock appreciation rights, performance awards, and cash awards. The Company initially reserved 2,205,000 shares of its common stock for the 2021 Plan, plus any reserved shares not issued or subject to outstanding grants under the 2018 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under its 2021 Plan. The total number of shares reserved for issuance under the 2021 Plan upon its effective date is 2,272,613 shares

The number of Shares available for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the lesser of (a) 5% of the total number of outstanding shares of all classes of its common stock on each December 31st and (b) a number as may be determined by its board of directors. The Company has reserved 276,000 shares of its common stock for the 2021 Employee Stock Purchase Plan. At June 30,2021, options to purchase 131,621 shares under the 2021 plan remained outstanding.

2008 Plan

In September 2008, the Company’s board of directors adopted the 2008 Stock Incentive Plan, or the 2008 Plan, which provides for the granting of incentive stock options, nonqualified stock options, and restricted stock awards to its employees, directors and consultants. Options granted or shares issued under the 2008 Plan that were outstanding on the date the 2018 Equity Incentive Plan, or the 2018 Plan, became effective will remain subject to the terms of the 2008 Plan. The 2008 Plan terminated in 2018 as it reached its ten-year term. At June 30, 2021 and December 31, 2020, options to purchase 604,267 and 634,788 shares, respectively, under the 2008 plan remained outstanding.

2018 Plan

In November 2018, the Company’s board of directors adopted the 2018 Equity Incentive Plan. The 2018 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, and other forms of stock awards to its employees, directors and consultants.

Under the 2018 Plan, the Company initially reserved 753,645 shares of common stock for issuance. In addition, any authorized shares not issued or subject to outstanding grants under the 2008 Plan and any shares subject to outstanding stock options that are cancelled without being exercised or expire under the 2008 Plan were added to the shares authorized and reserved for issuance under the 2018 Plan. In connection with the Board of Directors approval of the 2021 Plan, all remaining shares available for future award under the 2018 Plan were transferred to the 2021 Plan. At June 30, 2021 and December 31, 2020, options to purchase 2,034,734 and 1,807,101 shares, respectively, under 2018 Plan remained outstanding.

Stock Option Activity

A summary of the Company’s stock option activity under its stock option plans was as follows (in thousands, except share and per share data and years):

	Options Outstanding
	Shares Available for Grant	Number of Options	Weighted -Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance — December 31, 2020	344,456	2,441,889	$5.17	8.02	$14,844
Authorized	2,205,000	—
Granted	(408,464)	408,464	$12.39
Exercised	—	(47,539)	$4.61
Cancelled	32,029	(32,059)	$4.86
Balance — June 30, 2021	2,173,021	2,770,755	$6.25	7.87	$8,600
Exercisable — June 30, 2021	—	1,316,271	$4.00	6.88	$6,388

In May 2020, the Company’s board of directors increased the pool of stock options available for future grant by 596,414 shares and appointed an existing member of the board of directors as the Company’s Chief Executive Officer. In connection with this change, the Company granted 715,358 stock options to its Chief Executive Officer at an exercise price of $7.86 per share that will vest ratably over 48 months. Vesting of the Chief Executive Officer’s options accelerate upon a termination without cause. In the second quarter 2020, the Company recognized $2.1 million of expense related to a modification upon the acceleration of the former Chief Executive Officer’s outstanding options upon his departure from the Company.

The total intrinsic value of options exercised was $202,000 and $26,000 during the six months ended June 30, 2021 and 2020, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the time of exercise, as determined by the board of directors, and the exercise price of the stock option.

The total fair value of options that vested during the six months ended June 30, 2021 and 2020 was $1.3 million and $0.9 million, respectively.

The grant date fair value of options granted during the six months ended June 30, 2021 and 2020 was $3.8 million and $2.9 million, respectively. The weighted-average grant date fair value of employee options granted during the six months ended June 30, 2021 and 2020 was $7.22 and $4.42 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$437	$2,360	$811	$2,539
General and administrative	119	125	238	244
Total stock-based compensation expense	$556	$2,485	$1,049	$2,783

As of June 30, 2021, there was $5.0 million of total unrecognized compensation cost related to unvested options that are expected to vest. The cost is expected to be recognized over a weighted-average period of 2.8 years.

In determining the fair value of the stock options granted, the Company uses the Black-Scholes-Merton option-pricing model and assumptions discussed below. Each of these inputs is subjective.

Fair Value of Common Stock—Prior to the IPO, given the absence of a public trading market, the Company’s board of directors with input from management considered numerous objective and subjective factors to determine the fair value of common stock. The factors included, but were not limited to: (1) third-party valuations of the Company’s common stock; (2) the Company’s stage of development; (3) the status of research and development efforts; (4) the rights, preferences and privileges of the Company’s preferred stock relative to those of the Company’s common stock; (5) the Company’s operating results and financial condition, including the Company’s levels of available capital resources; and (6) equity market conditions affecting comparable public companies; (7) general U.S. market conditions; and (8) the lack of marketability of the Company’s common stock.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company used the simplified method (based on the mid-point between the vesting date and the end of the contractual term) to determine the expected term.

Expected Volatility—Since the Company recently completed its IPO and does not have substantial trading history for its common stock, the expected volatility was estimated based on the average historical volatilities for comparable publicly traded pharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle and area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	59.2-85.5%	56.4-57.6%	59.2-85.5%	56.4-57.6%
Risk-free interest rate	0.79-0.86%	0.41-0.50%	0.42-0.92%	0.41-1.55%
Expected dividends	—	—	—	—

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

The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 differs from the U.S. statutory rate due to the U.S. valuation allowance and foreign income taxed at local statutory rates.

During the three and six months ended June 30, 2021, the Company reported U.S. pre-tax losses, consistent with prior years to date. The Company has not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that its U.S. deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against its U.S. deferred tax assets.

12. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the IRC. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax or after-tax basis. The Company makes discretionary matching contributions of up to 4% of a participating employee’s salary. For the three and six months ended June 30, 2021 and 2020, the amount expensed under the plan was $70,000 and $181,000 respectively. For the three and six months ended June 30, 2020, the amount expensed under the plan was $62,000 and $157,000, respectively.

13. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2021	2020
Redeemable convertible preferred stock on an as-converted basis	—	12,541,308
Redeemable convertible preferred stock warrants on an as-converted basis	—	160,349
Convertible notes on an as-converted basis	—	—
Stock options to purchase common stock	2,770,785	3,033,481
Total	2,770,785	15,735,138

14. Subsequent Events

On July 2, 2021, the Company entered into the Agreement with Oxford, as the collateral agent and a lender, and SVB, as a lender, pursuant to which the Lenders have agreed to lend the Company up to an aggregate of $50.0 million in a series of term loans (the “Term Loan”). Upon entering into the Agreement, the Company borrowed $20.0 million from the Lenders (the “Term A Loan”), with approximately $10.8 million of such amount applied to the repayment of the outstanding principal, interest and final payment fees owed pursuant to the Company’s prior loan and security agreement with Avenue dated November 5, 2020. Upon termination of the loan and security agreement with Avenue, the Company expects to record a loss on the early extinguishment of debt related to the unamortized debt discount associated with the fair value of the warrants, final payment fee, and unamortized debt issuance costs.

Under the terms of the Agreement, the Company may, at its sole discretion, borrow from the Lenders up to an additional $10.0 million (the “Term B Loan”) upon the achievement by the Company of NDA approval from the FDA of TRUDHESA, as determined by Oxford in its sole and absolute discretion (the “Term B Milestone Event”).  The Company may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone Event and ending on the earliest of (i) September 30, 2021 (ii) the sixtieth (60th) day following the occurrence of the Term B Milestone Event, and (iii) the occurrence of an event of default.

Under the terms of the Agreement, the Company may, at its sole discretion, borrow from the Lenders up to an additional $20.0 million (the “Term C Loan”) upon the achievement by the Company of net revenue for a trailing six (6) month period of at least $15,000,000, as determined by Oxford in its sole and absolute discretion (the “Term C Milestone Event”).  The Company may draw the Term C Loan during the period commencing on the date of the occurrence of the Term C Milestone Event and ending on the earliest of (i) December 31, 2022 (ii) the sixtieth (60th) day following the occurrence of the Term C Milestone Event, and (iii) the occurrence of an event of default.

The proceeds from the Term Loans under the Agreement may be used to satisfy the Company’s future working capital needs and to fund its general business requirements. The Company’s obligations under the Agreement are secured by all assets of the Company, other than its intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Agreement.

All of the Term Loans mature on July 1, 2026 (the “Maturity Date”) and will be interest-only through September 1, 2023, provided however, that following Company’s achievement of the Term C Milestone Event by not later than December 31, 2022, the Term Loans will be interest-only through September 1, 2024, followed by 35 equal monthly payments of principal and interest, provided, however, that following Company’s achievement of the Term C Milestone Event by no later than December 31, 2022, such number of months shall be automatically reduced to 23 consecutive months. The Term Loans will bear interest at a floating per annum rate equal to the greater of (i) 7.95% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 0.11%, plus (b) 7.84%.

The Company will be required to make a final payment of 6.5% of the original principal amount of the Term Loans drawn, payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans (the “Final

Payment”). The Company may prepay all, but not less than all, of the Term Loans upon 30 days’ advance written notice to Oxford, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3.0% of the principal amount of the applicable Term Loan prepaid on or before the first anniversary of the applicable funding date, (ii) 2.0% of the principal amount of the applicable Term Loan prepaid between the first and second anniversary of the applicable funding date, and (iii) 1.0% of the principal amount of the applicable Term Loan prepaid thereafter, and prior to the Maturity Date (each, a “Prepayment Fee”).

In connection with entering into the Agreement and borrowing the Term A Loan, the Company issued to the Lenders warrants exercisable for an aggregate of 71,522 shares of the Company’s common stock (the “Warrants”). The Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $8.389, which is the 10-trading day trailing average closing price prior to the date of the Term A Loan funding. The Warrants will terminate on the earlier of July 2, 2031 or the closing of certain merger or consolidation transactions. If the Company borrows additional Term Loans under the Agreement, the Company will be required to issue to the Lenders additional warrants exercisable for a number of shares of the Company’s common stock equal to 3.0% of the total additional Term Loans funded by the Lenders divided by the lower of (x) the 10-trading day trailing average closing price prior to such Term Loan funding or (y) the closing price on the day prior to such Term Loan funding.

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

We have retained all development and commercial rights to each of our product candidates. Given the concentrated prescriber base of our target market for TRUDHESA and our other product candidates, we believe we will be able to independently commercialize each of our existing product candidates, if approved. We are progressing with our plan to build a targeted sales team of approximately 60 representatives for TRUDHESA, as well as similar targeted sales teams for our other existing product candidates. We would then build and leverage a central organization comprised of market access, medical affairs, patient support, marketing and operations to support these distinct field teams.

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

Though June 30, 2021, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock, redeemable convertible preferred stock, warrants, debt and convertible notes. We have incurred significant operating losses to date. Our net losses were $26.8 million and $22.7 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $165.0 million and a cash balance of $60.9 million.

Recent Developments

In April 2021, we completed an initial public offering, or IPO, of our common stock. As part of the IPO, we issued and sold 5,333,334 shares of our common stock at a public offering price of $15.00 per share and less underwriting discounts and commissions. We received net proceeds of approximately $72.0 million from the IPO, after deducting underwriting discounts and commissions of $5.6 million and offering costs of $2.4 million.

COVID-19

We are continuing to proactively monitor and assess the COVID-19 global pandemic. We have been monitoring the potential impact on our business that may result from this rapidly evolving crisis and to avoid any unnecessary potential delays to our programs. The safety and well-being of employees, patients and partners is our highest priority. To date, we have continued to operate without material impact on our business.

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

General and Administrative

Our general and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, travel and stock-based compensation for our personnel in executive, finance and accounting, human resources, and other administrative functions, as well as fees paid for accounting, legal and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. We also expect selling and marketing costs to increase significantly as we prepare for the expected commercial launch of TRUDHESA, if approved, including the continued build out of our specialized sales force through 2021 and further growth of our commercial infrastructure thereafter. We will incur additional expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

Other (Expense) Income, Net

Other (expense) income, net, consists of interest earned on our cash, interest expense on our borrowings, and changes in the fair value of our redeemable convertible preferred stock warrant liabilities and convertible notes.

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following tables summarize our results of operations for the periods presented.

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$6,076	$6,832	$(756)
General and administrative	8,862	6,127	2,735
Total operating expenses	$14,938	$12,959	$1,979
Loss from operations	$(14,938)	$(12,959)	$(1,979)
Other (expense) income, net	(544)	36	(580)
Loss before income taxes	$(15,482)	$(12,923)	$(2,559)
Provision for income taxes	—	(1)	1
Net loss and comprehensive loss	$(15,482)	$(12,922)	$(2,560)

Research and Development

Research and development expenses were $6.1 million for the three months ended June 30, 2021, compared to $6.8 million for the three months ended June 30, 2020. The decrease of $0.8 million was primarily due to a decrease in program specific costs supporting clinical development of our product candidates, primarily for TRUDHESA, as clinical trials either closed or neared completion.

The following table summarizes the period-over-period change in research and development expenses by product candidate for the periods indicated:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Program-specific costs:
TRUDHESA	$2,085	$3,654	$(1,569)
INP105	592	41	551
Other programs	14	208	(194)
Total program-specific costs	$2,691	$3,903	$(1,212)
Non program-specific costs:
Personnel-related	$2,666	$2,383	$283
Internal, overhead and other expenses	719	546	173
Total non program-specific costs	3,385	2,929	456
Total research and development expenses	$6,076	$6,832	$(756)

General and Administrative

General and administrative expenses were $8.9 million for the three months ended June 30, 2021, compared to $6.1 million for the three months ended June 30, 2020. The increase of $2.8 million was primarily due to the ramp up of commercial and marketing related activity to prepare for the approval of TRUDHESA. Marketing expense increased by $2.3 million primarily due to fees paid to the agency of record. There was a $1.5 million increase related to sales and commercial operations, which did not have any activity in the three months ended June 30, 2020. There was additionally a $0.9 million increase in finance, administrative, and executive expense, specifically related to insurance fees tied to the public offering, IT related expense, and board compensation. These were offset in part by a decrease in general and administrative salary and benefits by a net $1.9 million primarily due to a decrease in stock compensation expense.

Other (Expense) Income, Net

Other (expense) income, net was an expense of $0.6 million for the three months ended June 30, 2021, compared to income of $36,000 for the three months ended June 30, 2020. The change of $0.6 million was primarily due to the amortization of debt discount of $0.2 million and an increase in interest expense on our borrowings of $0.4 million.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following tables summarize our results of operations for the periods presented.

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$10,174	$13,391	$(3,217)
General and administrative	14,633	9,375	5,258
Total operating expenses	$24,807	$22,765	$2,042
Loss from operations	$(24,807)	$(22,765)	$(2,042)
Other (expense) income, net	(1,966)	84	(2,050)
Loss before income taxes	$(26,773)	$(22,681)	$(4,092)
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(26,773)	$(22,681)	$(4,092)

Research and Development

Research and development expenses were $10.2 million for the six months ended June 30, 2021, compared to $13.4 million for the six months ended June 30, 2020. The decrease of $3.2 million was primarily due to a decrease in program specific costs supporting clinical development of our product candidates, primarily for TRUDHESA, as clinical trials either closed or neared completion.

The following table summarizes the period-over-period change in research and development expenses by product candidate for the periods indicated:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Program-specific costs:
TRUDHESA	$3,240	$6,943	$(3,703)
INP105	686	170	516
Other programs	28	297	(269)
Total program-specific costs	$3,954	$7,410	$(3,456)
Non program-specific costs:
Personnel-related	$5,256	$4,935	$321
Internal, overhead and other expenses	964	1,046	(82)
Total non program-specific costs	6,220	5,981	239
Total research and development expenses	$10,174	$13,391	$(3,217)

General and Administrative

General and administrative expenses were $14.6 million for the six months ended June 30, 2021, compared to $9.4 million for the six months ended June 30, 2020. The increase of $5.2 million was primarily due to the ramp up of commercial and marketing related activity to prepare for the approval of TRUDHESA. Sales related expenses increased by $1.5 million, marketing expense increased by $3.2 million, and market access & commercialization expense increased by $1.2 million. Finance, administrative, and executive expense increased by $0.9 million primarily due to the increase in IT related expense, board compensation and recruiting fees in 2021. These were offset in part by a decrease in general and administrative salary and benefits by a net $1.6 million primarily due to a decrease in stock compensation expense.

Other (Expense) Income, Net

Other (expense) income, net was an expense of $2.0 million for the six months ended June 30, 2021, compared to income of $84,000 for the six months ended June 30, 2020. The change of $2.0 million was primarily due to a loss from the change in fair value of the convertible notes of $0.9 million, amortization of debt discount of $0.4 million, an increase in interest expense on our borrowings of $0.6 million, and a loss from the change in fair value of our redeemable convertible preferred stock warrant liabilities of $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

Due to our significant research and development expenditures, we have incurred significant operating losses and negative cash flows from operations since our inception. Through June 30, 2021, we have funded our operations primarily through the issuance of common stock, convertible promissory notes, redeemable convertible preferred stock, debt, warrants and convertible notes with aggregate proceeds of $214.5 million. As of June 30, 2021, we had available cash and cash equivalents of $60.9 million and an accumulated deficit of $165.0 million.

Based upon our current operating plan, we estimate that our cash and cash equivalents as of June 30, 2021, are together sufficient for us to fund operating, investing, and financing cash flow needs for at least one year from the issuance date of our interim financial statements. In the event of an FDA approval, we may be required to raise additional capital to meet working capital needs associated with commercialization. If sufficient funds on acceptable terms are not available when needed, we could be required to reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs or planned product launch plans. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve its intended business objectives.

In July 2021, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford, as the collateral agent and a lender, and Silicon Valley Bank, or SVB, as a lender to borrow up to an aggregate principal amount of $50.0 million in a series of term loans. Upon entering into the Loan Agreement, we borrowed $20.0 million, or the Term A Loan, from Oxford and SVB, or the Lenders, with approximately $10.8 million of such amount applied to the repayment of the outstanding principal, interest and final payment fees owed pursuant to our prior loan and security agreement with Avenue Ventures dated November 5, 2020. Under the terms of the Loan Agreement, we may, at our sole discretion, borrow from the Lenders up to an additional $10.0 million, or the Term B Loan, upon the achievement by us of NDA approval from the FDA of TRUDHESA, as determined by Oxford in its sole and absolute discretion, or the Term B Milestone Event.  We may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone Event and ending on the earliest of (i) September 30, 2021 (ii) the sixtieth (60th) day following the occurrence of the Term B Milestone Event, and (iii) the occurrence of an event of default. Under the terms of the Loan Agreement, we may, at our sole discretion, borrow from the Lenders up to an additional $20.0 million, or the Term C Loan, upon the achievement by us of net revenue for a trailing six (6) month period of at least $15,000,000, as determined by Oxford in its sole and absolute discretion, or the Term C Milestone Event.  We may draw the Term C Loan during the period commencing on the date of the occurrence of the Term C Milestone Event and ending on the earliest of (i) December 31, 2022 (ii) the sixtieth (60th) day following the occurrence of the Term C Milestone Event, and (iii) the occurrence of an event of default.

In connection with entering into the Loan Agreement and borrowing the Term A Loan, we issued to the Lenders warrants exercisable for an aggregate of 71,522 shares of our common stock, or the Warrants. The Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $8.389, which is the 10-trading day trailing average closing price prior to the date of the Term A Loan funding. The Warrants will terminate on the earlier of July 2, 2031 or the closing of certain merger or consolidation transactions.

In November 2020, we entered into a debt and equity financing agreement, or the Avenue Agreement, with Avenue. The Avenue Agreement provided for a 36-month term loan of up to $20.0 million, of which $10.0 million was funded at close and an additional $10.0 million was available at our request until December 31, 2021, subject to (i) completion of an underwritten public offering with gross proceeds of at least $75.0 million, or a Qualified Public Offering, (ii) receipt of FDA approval of TRUDHESA and (iii) approval by Avenue’s investment committee. Loans under the Avenue Agreement incur interest at an initial interest rate of 11% per year. Payments for the term loan were interest only for the initial 12 months, extended to 24 months following completion of our IPO and could be extended to 36 months upon achieving the first interest only period extension and FDA approval of TRUDHESA. The term loan amortized in equal payments of principal from the end of the interest only period to the expiration of the 36-month term on November 1, 2023. The term loan was subject to a final payment fee and prepayment fees. The term loan was secured by substantially all of our assets, excluding our intellectual property. On July 2, 2021, we repaid approximately $10.8 million of outstanding principal, interest and final payment fees owed under the Avenue Agreement and terminated the Avenue Agreement.

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

Cash Flows

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(25,944)	$(19,320)
Cash used in investing activities	(116)	(818)
Cash provided by financing activities	79,913	26
Net increase (decrease) in cash	$53,853	$(20,112)

Cash Flows From Operating Activities

For the six months ended June 30, 2021, cash used in operating activities was $25.9 million, which consisted of a net loss of $26.8 million and a net change of $2.1 million in operating assets and liabilities partially offset by $2.9 million in non-cash charges. The net change in our operating assets was primarily due to an increase in prepaid expenses and other current assets of $3.5 million partially offset by an increase in accounts payable and accrued liabilities of $1.4 million due to an increase in the level of general and administrative expenses. The non-cash charges primarily consisted of a change in the fair value of convertible notes of $0.8 million, stock-based compensation of $1.0 million, depreciation and amortization of $0.5 million, amortization of debt discount of $0.4 million, and $0.1 million from a change in the fair value of our redeemable convertible preferred stock warrant liabilities.

For the six months ended June 30, 2020, cash used in operating activities was $19.3 million, which consisted of a net loss of $22.7 million partially offset by $3.2 million in non-cash charges and a net change of $0.2 million in operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $2.8 million and depreciation and amortization of $0.5 million partially offset by a $0.1 million from a change in the fair value of our redeemable convertible preferred stock warrant liabilities. The net change in our operating assets was primarily due to an increase in accounts payable of $0.6 million partially offset by a decrease in accrued liabilities of $0.1 million and increases in prepaid expenses and other current assets of $0.3 million.

Cash Flows From Investing Activities

For the six months ended June 30, 2021 and 2020, cash used in investing activities of $0.1 and $0.9 million, respectively, was related to purchases of property and equipment.

Cash Flows From Financing Activities

For the six months ended June 30, 2021, cash provided by financing activities was $79.9 million, consisting primarily of net proceeds received from our IPO of $72.0 million net of issuance costs, proceeds of $7.5 million from the issuance of convertible notes and to a lesser extent from exercises of stock options and exercise of redeemable convertible preferred stock warrants.

For the six months ended June 30, 2020, there were no significant movements in cash.

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

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

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

JOBS Act Accounting Election

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
The outbreak of COVID-19, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including through disruption to our planned clinical trials, supply chains, business operations and commercialization efforts, or through delay in the U.S. Food and Drug Administration, or FDA's, approval of our NDA for TRUDHESA.
•
We rely entirely on third parties for the manufacturing of product candidates that we develop for nonclinical studies and clinical trials and expect to continue to do so for commercialization. If we encounter difficulties in negotiating manufacturing and

•
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

We have incurred significant net losses since our inception. Our net losses were $26.8 million and $45.8 million for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $165.0 million. We cannot predict when or whether we will become profitable. To date, we have not generated any product revenues, and we may never be able to develop or commercialize a marketable product. Our losses have resulted principally from costs incurred in our product candidate discovery and development activities. We expect to incur net losses for the foreseeable future.

Our financial position will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or additional grants. If we are required by the FDA, or any equivalent foreign regulatory authority to perform clinical trials or studies in addition to those we currently expect to conduct, including if foreign clinical trial data are not accepted by the FDA, or if there are any delays in completing the clinical trials of our product candidates, our expenses could increase substantially. Although we have submitted an NDA for TRUDHESA, we may not receive approval for commercialization and even if approved, the resulting revenue may not enable us to achieve profitability. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

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

As of June 30, 2021, we had $60.9 million of cash and cash equivalents. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical trials, pursue product commercialization, in particular as we prepare for potential commercialization of TRUDHESA and develop additional product candidates. In addition, other unanticipated costs may arise.

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

We expect our cash and cash equivalents of approximately $60.9 million as of June 30, 2021, is sufficient to fund our projected operating requirements for at least the next twelve months. Our forecast of the period of time through which our financial reserves will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. For further details regarding the terms of the Loan Agreement, see “Management’s Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity.” We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

▪
the timing of, and the costs involved in, obtaining regulatory approvals for TRUDHESA and our other product candidates if clinical trials are successful;
▪
the cost of commercialization activities for TRUDHESA, if approved, or any other approved product, including marketing, sales and distribution costs;
▪
the scope, progress, results and costs of developing and advancing our product candidates through clinical trials and researching and discovering new product candidates;
▪
our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
▪
the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;
▪
our ability to generate revenue from approved product candidates, if any; and
▪
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

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

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. For example, our Loan Agreement is secured by a lien on substantially all of our assets, excluding our intellectual property and includes a negative pledge regarding our intellectual property. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product candidates, or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

▪
variations in the level of expense related to the ongoing development of our product candidates or future development programs;
▪
results of nonclinical and clinical trials, or the addition or termination of clinical trials or funding support by us, or existing or future collaborators or licensing partners;
▪
our execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;
▪
any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
▪
additions and departures of key personnel;
▪
strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
▪
if any of our product candidates receive regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
▪
if any of our product candidates receive regulatory approval, variation in the level of expense related to the commercialization of such product candidates and quarterly fluctuations in any future product sales;
▪
regulatory developments affecting our product candidates or those of our competitors; and
▪
changes in general market and economic conditions.

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

The FDA could delay, limit or deny approval of a product candidate for many reasons, including because the FDA:

▪
may not deem our product candidate to be safe and effective;
▪
determines that the product candidate does not have an acceptable benefit-risk profile;
▪
determines in the case of an NDA seeking accelerated approval that the NDA does not provide evidence that the product candidate represents a meaningful advantage over available therapies;
▪
determines that the objective response rate, or ORR, and duration of response are not clinically meaningful;
▪
may not agree that the data collected from preclinical studies and clinical trials are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval, and may impose requirements for additional preclinical studies or clinical trials;
▪
may determine that adverse events experienced by participants in our clinical trials represent an unacceptable level of risk;
▪
may determine that population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
▪
may disagree regarding the formulation, labeling and/or the specifications;
▪
may not approve the manufacturing processes associated with our product candidate or may determine that a manufacturing facility does not have an acceptable compliance status;
▪
may conclude there are CMC issues that preclude approval of the NDA;
▪
may conclude that the drug substance or drug product manufacturing process is not in a state of control or does not meet cGMPs or all the regulatory requirements;
▪
may not be able to timely conduct the necessary pre-approval inspection or devote sufficient resources to NDA review on a timely basis due to the COVID-19 pandemic;
▪
may change approval policies or adopt new regulations; or
▪
may not file a submission due to, among other reasons, the content or formatting of the submission.

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

▪
delays by us in reaching a consensus with regulatory agencies on trial design;
▪
delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;
▪
delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;
▪
delays in recruiting suitable patients to participate in clinical trials;
▪
the effects of COVID-19 on our ability to recruit and retain patients, including as a result of potential heightened exposure to COVID-19, prioritization of hospital resources toward the outbreak and unwillingness by patients to enroll or comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services;
▪
imposition of a clinical hold by regulatory agencies for any reason, including safety concerns or after an inspection of clinical operations or trial sites;
▪
failure by CROs, other third parties or us to adhere to clinical trial requirements;
▪
failure to perform clinical trials in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;
▪
delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;
▪
delays caused by patients not completing participation in a trial or not returning for post-treatment follow-up, which we have experienced and believe may be caused by patients experiencing reduced symptoms or incidences of disease;
▪
clinical trial sites or patients dropping out of a trial;
▪
delays or interruptions to supply or failure to ensure compliance with cGMP or quality standards of our product candidates or the other product candidates in a combination product trial or other materials necessary to conduct clinical trials of our product candidates;
▪
occurrence of adverse events in clinical trials that are associated with the product candidates that are viewed to outweigh their potential benefits; or
▪
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

The COVID-19 global pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain the virus or treat its impact.

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

Further, as a result of the COVID-19 public health emergency, we may be required in the future to develop and implement additional clinical trial policies and procedures based on new guidance and regulatory requirements promulgated by the FDA or other regulatory authorities. For example, the FDA issued guidance in March 2020, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describe a number of considerations for sponsors of clinical trials impacted by the pandemic. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Additional COVID-19 related guidance released by the FDA includes guidance addressing resuming normal drug and biologics manufacturing operations; manufacturing, supply chain, and inspections; and statistical considerations for clinical trials during the COVID-19 public health emergency.

Further, infections and deaths related to COVID-19 continue to disrupt certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of our product candidates.

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

▪
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
▪
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
▪
clinical trials of our product candidates may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct nonclinical studies in addition to those we currently have planned or additional clinical trials or we may decide to abandon drug development programs for our product candidates;
▪
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
▪
our contractors, such as our CROs, clinical trial sites or investigators, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
▪
we may elect to, or regulators, IRBs or ethics committees may require that, we or our investigators, suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to health risks;
▪
the cost of planned clinical trials of our product candidates may be greater than we anticipate;
▪
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
▪
our third-party suppliers, such as our contract manufacturers of the POD device and our active ingredients, may not provide us with the information we need for our marketing submissions or may not manufacture product for us that is in compliance with regulatory requirements; and
▪
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

▪
the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
▪
the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
▪
the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies clinical trials or may refuse to accept data from nonclinical studies or clinical trials conducted in other geographies or jurisdictions;
▪
data collected from clinical trials may not be sufficient to support the submission of an NDA, or other submission, or to obtain regulatory approval in the United States or elsewhere;
▪
the FDA may determine that we cannot rely on the Section 505(b)(2) approval pathway for any of our product candidates, in which case we may be required to conduct additional clinical trials, provide additional data and information and meet additional standards for product approval, resulting in increased time and financial resources required to obtain FDA approval for our product candidates;
▪
the FDA may determine that we have identified the wrong LD or LDs or that approval of a Section 505(b)(2) application for any of our product candidates is blocked by patent or non-patent exclusivity of the LD or LDs;
▪
the FDA may require us to conduct additional clinical trials depending on the safety or exploratory efficacy data from our existing and planned future clinical trials;
▪
we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for our proposed indication is acceptable;
▪
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications of third-party manufacturers with which we contract for clinical and commercial supplies;
▪
we or any third-party manufacturers may be unable to demonstrate compliance with cGMP to the satisfaction of the FDA or comparable foreign regulatory authorities, which could result in delays in regulatory approval or require us to withdraw or recall product candidates and interrupt commercial supply of our product candidates; and
▪
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

If we or others identify undesirable side effects caused by our product candidates either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:

▪
we may be unable to obtain regulatory approval for our product candidates;
▪
our clinical trials may be put on hold;
▪
regulatory authorities may withdraw approvals of our product candidates or require additional nonclinical studies or clinical trials;
▪
regulatory authorities may require additional warnings in the labeling;
▪
regulatory authorities may require us to implement a REMS;
▪
a medication guide outlining the risks of such side effects for distribution to patients may be required;
▪
we could be sued and held liable for harm caused to patients; and
▪
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

▪
holds on clinical trials;
▪
restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
▪
imposition of a REMS, which may include distribution or use restrictions;
▪
requirements to conduct additional post-market clinical trials to assess the safety of the product;
▪
revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
▪
manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;
▪
fines, warning or untitled letters;
▪
refusal by the FDA to approve pending applications or supplements to approved applications submitted by us, or withdrawal of product approvals;
▪
product seizure or detention, or refusal to permit the import or export of product candidates; and
▪
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

▪
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
▪
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from a federal health care

▪
program, such as Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;
▪
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
▪
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
▪
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
▪
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
▪
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
▪
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
▪
the Foreign Corrupt Practices Act, a United States law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals); and
▪
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

Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA. The Tax Cuts and Jobs Act of 2017, or the Tax Reform Act, among other things, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In November 2020, the United States Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional and in June 2021 the Supreme Court held that the litigants lacked standing. However, since the Supreme Court did not issue any ruling as to the ultimate constitutionality of the individual mandate, it is uncertain how the Supreme Court will rule in future challenges like this. In January 2021, President Biden issued an executive order to initiate a special enrollment period to allow people to obtain health insurance coverage through the ACA marketplace, and instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, among others. We cannot predict how the Supreme Court ruling, other litigation, or the healthcare reform measures of the Biden administration will impact our business. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high-cost employer-sponsored insurance plans and the medical device excise tax, and effective January 1, 2021, also eliminates the health insurer tax. The BBA, among other things, also amended the ACA, effective January 1, 2019, by increasing from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013 and will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, which was extended by Congressional action to December 31, 2021. Congress recently introduced a bill to extend the moratorium on 2% Medicare sequester cuts through the end of 2021. We are continuing to monitor the status of this bill. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

▪
the efficacy and safety of our product candidates;
▪
perceived advantages of our product candidates over alternative treatments, such as oral, IM and IV formulations;
▪
the indications for which the product candidates are approved and the labeling approved by regulatory authorities for use with the product candidates, including any warnings, limitations or contraindications contained in a product’s approved labeling;
▪
acceptance by physicians and patients of the product candidate as a safe and effective treatment;
▪
the cost, safety and efficacy of treatment in relation to alternative treatments, including generic versions of the product candidates;
▪
the extent to which our product candidates are included on formularies of hospitals and managed care organizations;
▪
the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities for the product candidates;
▪
relative convenience and ease of administration of the product candidates;
▪
the prevalence and severity of adverse side effects;
▪
the timing of market introduction of competitive product;
▪
restrictions on the distribution of our product candidates;
▪
the effectiveness of our sales and marketing efforts;
▪
unfavorable publicity relating to our product candidates; and
▪
the approval of other new therapies for the same indications.

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

▪
our inability to recruit, train and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
▪
the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any product candidates;
▪
the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors for our product candidates;
▪
the inability to price our product candidates at a sufficient price point to ensure an adequate and attractive level of profitability;
▪
restricted or closed distribution channels that make it difficult to distribute our product candidates to segments of the patient population;
▪
the lack of complementary product candidates to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
▪
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

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

▪
a covered benefit under its health plan;
▪
safe, effective and medically necessary;
▪
appropriate for the specific patient;
▪
cost-effective relative to other alternatives, including generic products; and
▪
neither experimental nor investigational.

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

For our product candidates, we are aware of the following competing efforts:

▪
TRUDHESA.    Approved acute treatments for migraine include triptans, ditans, gepants, lasmiditan and alternative formulations of DHE, such as Migranal, which is administered intranasally. Some of these competitor products have been launched. In addition, there are product candidates in development by large pharmaceutical companies such as Eli Lilly & Co., AbbVie Inc., Lundbeck A/S, and other smaller companies. Some of these competitors are also developing product candidates that utilize alternative routes of administration, including Biohaven Pharmaceuticals, Inc., GlaxoSmithKline plc, OptiNose Inc., and Promius Pharma LLC, whose product candidates use nasal pumps or other nasal drug delivery technologies.
▪
INP105.    While there are no FDA-approved acute treatments for agitation and aggression in ASD, commonly prescribed treatments include mostly atypical (second generation) antipsychotics. These can include risperdone (Risperdal), olanzapine (Zyprexa), quetiapine (Seroquel), aripiprazole (Abilify), ziprasidone (Geodon) and others.
▪
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

▪
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
▪
our wholesalers and distributors could become unable to sell and deliver our product candidates for regulatory, compliance and other reasons;
▪
our CMOs, wholesalers and distributors could breach or default on their agreements with us to meet our requirements for commercialization of our product candidates;
▪
our CMOs, wholesalers and distributors may not perform as agreed or may not remain in business for the time required to successfully produce, store, sell and distribute our product candidates and we may incur additional cost;
▪
our CMOs, wholesalers and distributors may misappropriate our proprietary information; and
▪
if our CMOs, wholesalers and distributors were to terminate our arrangements or fail to meet their contractual obligations, we may be forced to delay our commercial programs.

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

▪
others will not or may not be able to make, use or sell upper nasal cavity product candidates that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own;
▪
we or our existing or future collaborators are the first to make the inventions covered by each of our issued patents and pending patent applications that we own;
▪
we, or our existing or future collaborators, are the first to file patent applications covering certain aspects of our inventions;
▪
others will not independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
▪
a third party will not challenge our patents and, if challenged, a court would hold that our patents are valid, enforceable and infringed;
▪
any issued patents that we own or have licensed will provide us with any competitive advantages, or will not be challenged by third parties;
▪
we may develop additional proprietary technologies that are patentable;
▪
the patents of others will not have a material or adverse effect on our business, financial condition, results of operations and prospects; and
▪
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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

▪
injury to our reputation;
▪
decreased demand for our product candidates or products that we may develop;
▪
withdrawal of clinical trial participants;
▪
costs to defend the related litigations;
▪
a diversion of management’s time and our resources;
▪
substantial monetary awards to trial participants or patients;
▪
product recalls, withdrawals, or labeling, marketing or promotional restrictions;
▪
loss of revenue;
▪
the inability to commercialize our product candidates, if approved; and
▪
a decline in our stock price.

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

Our information technology systems, and those of our contractors and consultants, may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, as well as employee, vendor, or contractor errors or malfeasance. As part of our business, we and our contractors and consultants maintain large amounts of confidential information, including non-public personal information on patients and our employees. Breaches in security and other information security events and incidents could result in interruption to our or our service providers’ systems and operations, and the loss, unauthorized modification, or misuse of information. Any such breach or other incident may result in significant costs to remediate and otherwise respond, including efforts to analyze, correct, eliminate, remediate or work around deficiencies in our systems or our security measures, recover and validate data, and to address any applicable legal or contractual obligations. Further, any actual or perceived breach in security may result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, delays in regulatory filings and approvals, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results. Like many businesses, we have been in the past, and may again be in the future, subject to phishing attacks. In 2018 we experienced a successful phishing attack. While we were able to swiftly contain and remediate this incident, without a material impact to our business, there can be no assurances that we will be able to defend against or successfully remediate any such attacks that may occur in the future. Further, companies have experienced an increase in phishing and social engineering attacks from third parties, including in connection with the COVID-19 pandemic. Also, due to the COVID-19 pandemic, the majority of our employees are working remotely. As a result, we may have increased cybersecurity and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we have implemented IT controls to reduce the risk of a cybersecurity or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees working remotely. While we expect to implement and maintain appropriate information security policies and systems in order to prevent unauthorized loss, unavailability, modification, use or disclosure of confidential information, including non-public personal information, there can be no assurance that any such loss, unavailability, modification, use or disclosure will not occur.

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

▪
receipt of marketing approval for TRUDHESA or any of our other product candidates;
▪
results of nonclinical studies and clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
▪
introductions and announcements of new product candidates by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
▪
regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
▪
material and adverse impact of the COVID-19 pandemic on the markets and the broader global economy;
▪
the success of competitive products or technologies;
▪
actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing process or sales and marketing terms;
▪
actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
▪
the success of our efforts to acquire or in-license additional technologies, products or product candidates;
▪
developments concerning any future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
▪
market conditions in the life sciences and pharmaceutical sectors;
▪
announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
▪
developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;
▪
our ability or inability to raise additional capital and the terms on which we raise it;
▪
the recruitment or departure of key personnel;
▪
changes in the structure of healthcare payment systems;
▪
actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
▪
our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
▪
fluctuations in the valuation of companies perceived by investors to be comparable to us;
▪
announcement and expectation of additional financing efforts;
▪
speculation in the press or investment community;
▪
trading volume of our common stock;
▪
sales of our common stock by us or our stockholders;
▪
the concentration in ownership of our common stock;
▪
changes in accounting principles;
▪
potential litigation or the threat thereof;
▪
terrorist acts, acts of war or periods of widespread civil unrest;

▪
natural disasters and other calamities; and
▪
general economic, industry and market conditions.

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

Based on the ownership of our common stock as of June 30, 2021 our executive officers, directors, and affiliates owned a substantial percentage of our voting stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Certain of our existing stockholders, including stockholders affiliated with certain of our directors and stockholders who owned more than 5% of our outstanding common stock prior to our IPO purchased a majority of the shares of our common stock offered in the IPO at the initial public offering price. The number of shares freely tradeable without restriction was significantly reduced, thereby materially and adversely impacting the liquidity of our common stock and depressing the price at which you may be able to sell shares of common stock held.

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

▪
establish a classified board of directors so that not all members of our board are elected at one time;
▪
permit only the board of directors to establish the number of directors and fill vacancies on the board;
▪
provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
▪
require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
▪
authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;
▪
eliminate the ability of our stockholders to call special meetings of stockholders;
▪
prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
▪
prohibit cumulative voting; and
▪
establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

On April 27, 2021, immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 12,605,800 shares of common stock. In addition, the warrant held by Avenue Venture Opportunities Fund, L.P., or Avenue, was exchanged for 107,663 shares of common stock and warrants to purchase 1,987,348 shares of redeemable convertible preferred stock were cash exercised or automatically net exercised into an aggregate of 61,515 shares of common stock. The convertible notes issued in March 2021 for an aggregate principal amount of $7.5 million were also converted into 559,585 shares of common stock at a 10% discount of the IPO price.

On April 27, 2021, upon the closing of the IPO, all redeemable convertible preferred shares then outstanding automatically converted into 12,605,800 shares of common stock. The Series A-2 and C-1 redeemable convertible preferred stock warrants were cash or net exercised into an aggregate of 61,515 shares of common stock. The Series D redeemable convertible preferred stock warrants were exchanged for 107,663 shares of common stock.

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

(b) Use of Proceeds from Public Offering of Common Stock

On April 27, 2021, we completed our IPO and issued 5,333,334 shares of our common stock at an initial offering price of $15.00 per share. We received net proceeds from the IPO of approximately $72.0 million, after deducting underwriting discounts and commissions of approximately $5.6 million and offering expenses of approximately $2.4 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Wedbush PacGrow, Guggenheim Securities, LLC and Cowen and Company, LLC acted as book-running managers for the IPO.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation.	10-Q	001-40353	3.1	June 7, 2021

3.2	Restated Bylaws.	10-Q	001-40353	3.2	June 7, 2021

4.1	Form of Registrant’s common stock certificate.	S-1	333-254999	4.1	April 2, 2021

4.2	Form of 2021 Convertible Promissory Note.	S-1/A	333-254999	4.1	April 19, 2021

4.3

Warrant to Purchase Common Stock issued by the Company on July 2, 2021, in favor of Silicon Valley Bank, pursuant to the Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.

						X

4.4

Warrant to Purchase Common Stock issued by the Company on July 2, 2021, in favor of Oxford Finance, LLC pursuant to the Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.

						X

10.1	Form of Indemnity Agreement.	S-1/A	333-254999	10.1	April 19, 2021

10.2	2021 Equity Incentive Plan and forms of award agreements thereunder.	S-1/A	333-254999	10.4	April 19, 2021

10.3	2021 Employee Stock Purchase Plan and forms of award agreements thereunder.	S-1/A	333-254999	10.5	April 19, 2021

10.4	Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive					X

Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Impel Neuropharma, Inc.
Date: August 16, 2021	By:	/s/ Adrian Adams
Adrian Adams
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ John Leaman
John Leaman, M.D
Chief Financial Officer (Principal Financial and Accounting Officer)