Form 10-Q
period 2021-09-30
IMPEL NEUROPHARMA INC
filed 2021-11-15
CIK 1445499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock outstanding as of November 10, 2021 was 23,039,393.

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

In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about:

•
our ability to successfully formulate and execute on our commercialization strategy for Trudhesa;
•
our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations or warnings in the label of any approved product;
•
the timing or likelihood of regulatory filings and approvals;
•
the size and growth potential of the market for Trudhesa and the markets for our product candidates, if approved for commercial use, and our ability to serve those markets;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IMPEL NEUROPHARMA, INC.

Condensed Consolidated Balance Sheet

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$111,289	$7,095
Trade receivables, net	981	—
Inventory	1,548	—
Prepaid expenses and other current assets	4,385	1,077
Total current assets	118,203	8,172
Property and equipment, net	3,278	3,700
Other assets	—	187
Total assets	$121,481	$12,059
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,700	$4,314
Accrued liabilities	6,692	3,173
Current portion of term debt	—	417
Common stock warrant liabilities	918	—
Redeemable convertible preferred stock warrant liabilities	—	2,622
Total current liabilities	16,310	10,526
Convertible notes at fair value	—	—
Long-term debt	29,285	7,994
Total liabilities	45,595	18,520
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.001 par value; — and 204,198,489 shares authorized at September 30, 2021 and December 31, 2020 respectively; — and 202,009,981 shares issued and outstanding at September 30, 2021 and December 31, 2020 respectively; aggregate liquidation preference of $128,922 at December 31, 2020	—	127,039
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and — shares authorized at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 300,000,000 and 266,833,885 shares authorized at September 30, 2021 and December 31, 2020, respectively; 23,037,298 and 755,478 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	23	—
Additional paid-in capital	265,919	4,762
Accumulated deficit	(190,056)	(138,262)
Total stockholders’ equity (deficit)	75,886	(133,500)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$121,481	$12,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL NEUROPHARMA, INC.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue, net	$91	$—	$91	$—
Cost of goods sold	250	—	250	—
Gross profit	(159)	—	(159)	—
Operating expenses:
Research and development	5,929	6,133	16,103	19,524
Selling, general and administrative	16,338	2,866	30,971	12,240
Total operating expenses	22,267	8,999	47,074	31,764
Loss from operations	(22,426)	(8,999)	(47,233)	(31,764)
Other (expense) income, net	(2,595)	(93)	(4,561)	(9)
Loss before income taxes	(25,021)	(9,092)	(51,794)	(31,773)
Provision (benefit) for income taxes	—	1	—	1
Net loss and comprehensive loss	$(25,021)	$(9,093)	$(51,794)	$(31,774)
Accretion on redeemable convertible preferred stock	—	130	129	386
Net loss attributable to common stockholders	$(25,021)	$(9,223)	$(51,923)	$(32,160)
Net loss per share attributable to common stockholders, basic and diluted	$(1.24)	$(15.56)	$(4.42)	$(73.16)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	20,150,990	592,550	11,746,923	439,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL NEUROPHARMA, INC.

Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	202,009,981	$127,039	755,478	$—	$4,762	$(138,262)	$(133,500)
Accretion to redemption value on redeemable convertible preferred stock	—	129	—	—	(129)	—	(129)
Stock-based compensation expense	—	—	—	—	493	—	493
Issuance of common stock upon the exercise of stock options	—	—	8,095	—	18	—	18
Net loss and comprehensive loss	—	—	—	—	—	(11,291)	(11,291)
Balance — March 31, 2021	202,009,981	$127,168	763,573	$—	$5,144	$(149,553)	$(144,409)
Proceeds from initial public offering, net of underwriters' discounts and commissions of $5.6 million and issuance costs of $2.4 million	—	—	5,333,334	5	71,992	—	71,997
Issuance of common stock upon exercise of warrants for cash	—	—	23,887	—	377	—	377
Issuance of common stock upon net exercise of warrants upon initial public offering		—	37,628	—	734	—	734
Issuance of common stock upon exchange of Avenue warrant	—	—	107,663	—	1,763	—	1,763
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(202,009,981)	(127,168)	12,605,800	13	127,155	—	127,168
Conversion of convertible notes into common stock at initial public offering	—	—	559,585	1	8,392	—	8,393
Stock-based compensation expense	—	—	—		556	—	556
Issuance of common stock upon the exercise of stock options	—	—	39,444	—	201	—	201
Net loss and comprehensive loss	—	-	-	-	-	(15,482)	(15,482)
Balance — June 30, 2021	—	$—	19,470,914	$19	$216,314	$(165,035)	$51,298
Proceeds from follow-on public offering, net of underwriters' discounts and commissions of $2.8 million and issuance costs of $0.6 million	—	—	3,450,000	4	48,312	—	48,316
Stock-based compensation expense	—	—	—		978	—	978
Issuance of common stock upon the exercise of stock options	—	—	116,384	—	315	—	315
Net loss and comprehensive loss	—	—	—	—	—	(25,021)	(25,021)
Balance — September 30, 2021	—	$—	23,037,298	$23	$265,919	$(190,056)	$75,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL NEUROPHARMA, INC.

Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2019	201,335,862	$125,647	360,115	$—	$760	$(92,464)	$(91,704)
Accretion to redemption value on redeemable convertible preferred stock	—	129	—	—	(128)	—	(128)
Stock-based compensation expense	—	—	—	—	298	—	298
Issuance of common stock upon the exercise of stock options	—	—	3,569	—	8	—	8
Net loss and comprehensive loss						(9,759)	(9,759)
Balance — March 31, 2020	201,335,862	$125,776	363,684	$—	$938	$(102,223)	(101,285)
Accretion to redemption value on redeemable convertible preferred stock	—	127	—	—	(128)	—	(128)
Stock-based compensation expense	—	—	—	—	2,485	—	2,485
Issuance of Series A-2 redeemable convertible preferred stock upon the exercise of preferred warrants	36,029	18	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(12,922)	(12,922)
Balance —June 30, 2020	201,371,891	$125,921	363,684	$—	$3,295	$(115,145)	$(111,850)
Accretion to redemption value on redeemable convertible preferred stock	—	130	—	—	(130)	—	(130)
Stock-based compensation expense	—	—	—	—	432	—	432
Issuance of common stock upon the exercise of stock options	—	—	326,117	—	687	—	687
Issuance of Series A-2 redeemable convertible preferred stock upon the exercise of preferred warrants	46,769	58	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock upon the exercise of preferred warrants	378,111	18	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(9,093)	(9,093)
Balance —September 30, 2020	201,796,771	$126,127	689,801	$—	$4,284	$(124,238)	$(119,954)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL NEUROPHARMA, INC.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(51,794)	$(31,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	775	814
Stock-based compensation	2,027	3,215
Change in fair value of warrant liabilities	222	(46)
Change in fair value of convertible notes	839	—
Loss on early extinguishment of debt	1,993	—
Amortization of debt discount	549	—
Write-down of inventory to net realizable value	98	—
Noncash interest	54	—
Changes in operating assets and liabilities:
Accounts receivable	(981)	—
Inventory	(1,646)	—
Prepaid expenses and other current assets	(3,308)	900
Other assets	187	(191)
Accounts payable	4,296	(752)
Accrued liabilities	3,519	(1,053)
Net cash used in operating activities	$(43,170)	$(28,887)
Cash flows from investing activities:
Purchases of property and equipment	(264)	(893)
Net cash used in investing activities	$(264)	$(893)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	71,997	—
Proceeds from follow-on public offering, net of issuance costs	48,316	—
Proceeds from issuance of long-term debt	19,083	—
Proceeds from issuance of convertible notes	7,500	—
Proceeds from exercise of redeemable convertible preferred stock warrants	197	372
Proceeds from issuance of common stock upon exercise of stock options	535	695
Proceeds from Paycheck Protection Program	—	1,100
Repayment of Paycheck Protection Program	—	(1,100)
Net cash provided by financing activities	$147,628	$1,067

Net increase (decrease) in cash	104,194	(28,713)
Cash — Beginning of period	7,095	37,001
Cash — End of period	$111,289	$8,288
Supplemental disclosures of cash flow information:
Accretion to redemption value on redeemable convertible preferred stock	$129	$386
Conversion of redeemable convertible preferred stock upon initial public offering	127,168	—
Issuance of common stock upon exchange / exercise of redeemable convertible preferred stock warrants upon initial public offering	2,677	—
Conversion of convertible notes into common stock upon initial public offering	8,393	—
Recognition of fair value of warrant liabilities issued in connection with issuance of debt	751	—
Reclass of redeemable convertible preferred stock warrant liability to redeemable convertible preferred stock upon exercise of the warrants	-	306
Purchase of property and equipment included in accounts payable and accrued liabilities	90	898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL NEUROPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Impel Neuropharma, Inc. (“the Company”, "we", and "our"), is a late-stage pharmaceutical company focused on the development and commercialization of transformative therapies for patients suffering from diseases with high unmet medical needs, with an initial focus on diseases of the central nervous system, or CNS. The Company's lead product, Trudhesa™ (dihydroergotamine mesylate) Nasal Spray was approved by the U.S. Food and Drug Administration ("FDA") on September 3, 2021. Using the Company’s proprietary Precision Olfactory Delivery (POD®) technology, Trudhesa™ gently delivers dihydroergotamine mesylate (DHE), a proven, well-established therapeutic, quickly to the bloodstream through the vascular-rich upper nasal space.

The Company’s strategy is to pair its POD®, upper nasal delivery technology with well-understood therapeutics or other therapeutics where rapid vascular absorption is preferred to drive therapeutic benefit, improve patient outcomes, reduce drug development risk and expand the commercial opportunity within its target diseases. The Company was incorporated under the laws of the State of Delaware on July 24, 2008, maintains its headquarters and principal operations in Seattle, Washington, and performs certain of its research and development activities in Australia.

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

Follow-on Public Offering

In September 2021, the Company completed a follow-on public offering of its common stock, pursuant to which the Company issued and sold 3,450,000 shares of its common stock (which included 450,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a public offering price of $15.00 per share. Including the option exercise, the Company received net proceeds of approximately $48.3 million after deducting underwriting discounts and commissions of $2.8 million and offering costs of $0.6 million.

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

Liquidity and Capital Resources

From the Company’s inception through September 30, 2021, it raised an aggregate of $292.8 million in proceeds from the IPO, follow-on public offering, sale and issuance of redeemable convertible preferred stock, convertible notes, debt and warrants. The Company had a cash and cash equivalents balance of $111.3 million as of September 30, 2021. Based upon the Company’s current operating plan, it estimates that its cash and cash equivalents as of September 30, 2021, are together sufficient for the Company to fund operating, investing, and financing cash flow needs for at least one year from the issuance date of these interim financial statements. The

Company may be required to raise additional capital to meet working capital needs associated with commercialization and research and development activities. If sufficient funds on acceptable terms are not available when needed, the Company could be required to reduce operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs or planned product launch plans. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

The condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2021 and 2020 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2021 and its results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results of operations for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the prospectus dated April 23, 2021 that forms a part of the Company's Registration Statement on Form S-1 (File No. 333-254999), as filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act of 1933, as amended.

Reclassifications

We have reclassified prior period financial statements to conform to the current period presentation. During the nine months ended 2021, we reclassified certain amounts previously recorded as general and administrative expense to research and development expense.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to revenue recognition, inventory valuation, the fair values of common stock (prior to the Company's IPO), common stock and redeemable convertible preferred stock warrant liabilities, stock-based compensation expense, convertible debt and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Segments

The Company’s chief operating decision maker is its Chief Executive Officer. The Chief Executive Officer reviews financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. Accordingly, the Company has determined that it operates in one segment.

Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. At September 30, 2021 and December 31, 2020, cash consisted of cash in bank deposits held at financial institutions.

Accounts Receivable, net

The Company’s trade accounts receivable consists of amounts due from specialty pharmacies in the U.S. net of distribution service fees, prompt pay discounts and other adjustments. The Company's contracts with customers have standard payment terms that generally require payment within 45 days. The Company analyzes accounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers. As of September 30, 2021, we determined an allowance for doubtful accounts was not required based upon our review of contractual payment terms and individual customer circumstances. As of September 30, 2021, two customers accounted for 100% of the accounts receivable balance, with each of these individual customers ranging from 48% to 52% of the accounts receivable balance. The Company had no accounts receivable related to product sales in 2020.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Product Revenue, Net

Subsequent to its regulatory approval in the U.S. in September 2021, the Company began to sell Trudhesa in the U.S. The product is distributed through an exclusive third-party logistics, or 3PL, distribution agent that does not take title to the product. The 3PL distributes Trudhesa to the Company's customers, a specialty pharmacy and a specialty distributor (collectively referred to as "customers"), who then distribute the product to health care providers and patients. In our exclusive distribution agreement with the 3PL company, the Company acts as principal because we retain control of the product.

Revenue from product sales is recognized when the customer obtains control of our product, which occurs upon transfer of title to the customer. We classify payments to customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in our condensed consolidated statements of operations. Payments to customers or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below. Taxes collected from the customer relating to product sales and remitted to governmental authorities are excluded from revenue. Because our payment terms are generally forty-five days, we conclude there is not a significant financing component because the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less. The Company expenses incremental costs of obtaining a contract as and when incurred since the expected amortization period of the asset that we would have recognized is one year or less.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, or the transaction price, which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, co-pay assistance, chargebacks, rebates and other allowances that are offered within contracts between us and our customer, health care providers and other indirect customers relating to the sale of Trudhesa. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following are the components of variable consideration related to product revenue:

Product Returns: Our customer has limited return rights related to the product’s damage or defect. The Company estimates the amount of product sales that may be returned and records the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized. Based on the distribution model for Trudhesa and the price of Trudhesa, the Company believes there will be minimal returns.

Other incentives: Other incentives include co-payment assistance the Company provides to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue. The estimate is recorded as a reduction of revenue in the same period the related revenue is recognized.

Managed care rebates: The Company maybe be subject to rebates with certain commercial payers in the future. We will record these rebates as an accrual on our condensed consolidated balance sheet in the same period we recognize the related revenue. We will estimate our managed care rebates based on our estimated payer mix and the applicable contractual rebate rate.

Chargebacks: The Company estimates obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers and patients at prices lower than the list prices charged to our customer. The government and other entities charge us for the difference between what they pay for the product and the selling price to our customer. The Company records reserves for these chargebacks related to product sold to our customer during the reporting period, as well as our estimate of product that remains in the distribution channel at the end of the reporting period that we expect will be sold to qualified healthcare providers and patients in future periods. As of September 30, 2021, Impel did not enter into any contracts with government entities and other entities that are eligible for chargebacks.

Government rebates: The Company is subject to discount obligations under government programs, including Medicaid programs, Medicare and Tricare in the U.S. We estimate Medicaid, Medicare and Tricare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses on our consolidated balance sheet. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

Inventory

Prior to receiving approval from the FDA in September 2021 to sell Trudhesa in the U.S., the Company expensed all costs incurred related to the manufacture of Trudhesa as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates. Subsequent to receiving FDA approval in September 2021, the Company began to capitalize inventory related costs that were incurred subsequent to FDA approval. The Company values its inventories at the lower-of-cost or net realizable value and determines the cost of its inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale and items to be currently consumed in the production of goods to be available for sale, on a first-in, first-out (FIFO) basis. Due to the nature of the Company’s supply chain process, inventory that is owned by the Company, is physically stored at third-party warehouses, logistics providers and contract manufacturers. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the condensed consolidated statements of operations and comprehensive loss.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, and overhead costs associated with Trudhesa. A portion of the costs of producing Trudhesa sold to date was expensed as research and development prior to the FDA approval of Trudhesa and, therefore, it is not reflected in the cost of goods sold.

Cost of goods sold for the three months ended September 30, 2021, included a charge of $0.1 million related to the write down of inventory to net realizable value in the condensed consolidated statements of operations and comprehensive loss.

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

The carrying amounts reflected in the accompanying consolidated balance sheets for cash, other current assets, accounts payable, and accrued liabilities approximate their fair values, due to their short-term nature. The estimated fair value of long-term debt as of September 30, 2021 approximated the principal amount outstanding, based on borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk. As such, the Company’s long-term debt was classified within Level 3 of the fair value hierarchy.

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

Research and Development Expense

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

The Company considers regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. The Company expenses manufacturing costs as incurred to research and development expense for product candidates prior to regulatory approval. If, and when, regulatory approval of a product is obtained, the Company begins capitalizing manufacturing costs related to the approved product into inventory.

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses were $4.6 million and $7.5 million for the three and nine months ended September 30, 2021, respectively.

Advance Payments and Accruals for Research and Development Services

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

The Company’s objective is to reflect the appropriate research and development expenses in its condensed consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines advance payments for research and development services and accrual estimates through discussion with applicable personnel and outside service providers as to the progress of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its advance payments and accrued expenses as of each balance sheet date in its condensed consolidated financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2021, there had been no material adjustments to the Company’s prior period estimates of advance payments and accruals for research and development expenses. The Company’s research and development advance payments and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Warrant Liabilities

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10 , Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("ASC 480-10"), and then in accordance with ASC 815-40, Derivatives and Hedging -- Contracts in Entity's Own Equity ("ASC 815-40"). Under ASC 480-10, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.

If the warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other (expense) income, net in the accompanying condensed consolidated statements of operations. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases, or Topic 842, which supersedes the guidance in former ASC 840, Leases. This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for as a period cost. In May 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which deferred the effective dates for non-public entities. Therefore, this standard is effective for annual reporting periods, and interim periods within those years, for public entities beginning after December 15, 2018 and for private entities beginning after December 15, 2021. As an Emerging Growth Company, we have elected to follow the private company adoption timeline for ASC 842. Originally, a modified retrospective transition approach was required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued guidance to permit an alternative transition method for Topic 842, which allows transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities may elect to apply either approach. There are also a number of optional practical expedients that entities may elect to apply. The Company is currently assessing the impact of this standard on its condensed consolidated financial statements.

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

3. Fair Value Measurements

The following table summarizes the fair value of the Company’s financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$918	$918
Total financial liabilities	$—	$—	$918	$918

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Redeemable convertible preferred stock warrant liabilities	$—	$—	$2,622	$2,622
Total financial liabilities	$—	$—	$2,622	$2,622

The following table summarizes the change in the fair value of the common stock warrant liabilities for the nine months ended September 30, 2021 (in thousands):

Beginning balance as of December 31, 2020	$—
Issuance of common stock warrants	751
Change in fair value	167
Ending balance as of September 30, 2021	$918

The following table summarizes the change in the fair value of the redeemable convertible preferred stock warrant liabilities for the nine months ended September 30, 2021 (in thousands):

Beginning balance as of December 31, 2020	$2,622
Changes in fair value	55
Settlement upon IPO	(2,677)
Ending balance as of September 30, 2021	$—

The following table summarizes the change in the fair value of the convertible notes for the nine months ended September 30, 2021 (in thousands):

Beginning balance as of December 31, 2020	$—
Issuance of convertible notes	7,500
Interest	54
Changes in fair value	839
Conversion upon IPO	(8,393)
Ending balance as of September 30, 2021	$—

Fair values of the Company’s common stock warrants, redeemable convertible preferred stock warrant liabilities and convertible notes are based on significant inputs not observed in the market, and thus represent a Level 3 measurement. Refer to Note 6 and Note 7 for the valuation techniques and assumptions used in estimating the fair value of the convertible notes and warrants, respectively.

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Refundable clinical deposits	$217	$672
Tax refund receivable	293	229
Prepaid insurance	2,091	47
Other prepaids and current assets	1,784	129
Total prepaid expenses and other current assets	$4,385	$1,077

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued professional services	$1,771	$192
Accrued sales discounts and allowances	883	—
Accrued compensation	3,272	2,393
Accrued other liabilities	766	333
Accrued construction in progress	—	255
Total accrued liabilities	$6,692	$3,173

5. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Seattle, Washington.

In September 2017, the Company entered into a non-cancelable operating lease for 11,256 square feet of office and laboratory space. Rent is payable monthly, increasing by approximately 3% each year. As of September 30, 2021, the remaining future minimum lease payments were $0.7million through the expiration date of August 31, 2022.

Rent expense for the three months and nine months ended September 30, 2021 was $175,000 and $521,000, respectively and for the three and nine months ended September 30, 2020 was $158,000 and $458,000 respectively.

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

6. Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Face value of term loans	$30,000	$10,000
Final payment	1,950	450
Unamortized debt discount associated with final payment, issuance date warrant fair value, and financing costs	(2,665)	(2,039)
Total debt, net	$29,285	$8,411
Less: short-term debt	—	417
Long-term debt	$29,285	$7,994

Oxford and Silicon Valley Bank Term Loan

On July 2, 2021, the Company entered into a loan and security agreement (the "Agreement") with Oxford Finance LLC ("Oxford"), as the collateral agent and a lender, and Silicon Valley Bank ("SVB" and, together with Oxford, the “Lenders”), as a lender, pursuant to which the Lenders have agreed to lend the Company up to an aggregate of $50.0 million in a series of term loans (the “Term Loan”). Upon entering into the Agreement, the Company borrowed $20.0 million from the Lenders (the “Term A Loan”), with approximately $10.8 million of such amount applied to the repayment of the outstanding principal, interest and final payment fees owed pursuant to the Company’s prior loan and security agreement with Avenue Venture Opportunities Fund, L.P., (“Avenue”). dated November 5, 2020.

Under the terms of the Agreement, the Company may, at its sole discretion, borrow from the Lenders up to an additional $10.0 million (the “Term B Loan”) upon the achievement by the Company of NDA approval from the FDA of TUDHESA, as determined by Oxford in its sole and absolute discretion (the “Term B Milestone Event”). On September 30, 2021, upon the occurrence of the Term B Milestone Event, the Company borrowed $10.0 million under the Term B Loan.

Under the terms of the Agreement, the Company may, at its sole discretion, borrow from the Lenders up to an additional $20.0 million (the “Term C Loan”) upon the achievement by the Company of net revenue for a trailing six (6) month period of at least $15.0 million, as determined by Oxford in its sole and absolute discretion (the “Term C Milestone Event”). The Company may draw the Term C Loan during the period commencing on the date of the occurrence of the Term C Milestone Event and ending on the earliest of (i) December 31, 2022 (ii) the sixtieth (60th) day following the occurrence of the Term C Milestone Event, and (iii) the occurrence of an event of default.

The outstanding loan balance accrues interest at the greater of (i) 7.95% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR or (2) 0.11%, plus (b) 7.84%. The Agreement provides for an interest-only period until September 1, 2023, followed by 35 equal monthly payments of principal and interest, if the Term C Milestone Event is not achieved by December 31, 2022. Following the Company’s achievement of the Term C Milestone Event by not later than December 31, 2022, the Term Loans will be interest-only through September 1, 2024, followed by 23 equal monthly payments of principal and interest.

All of the Term Loans mature on July 1, 2026 (the “Maturity Date”) and the Company has the option to prepay the outstanding balance prior to maturity, subject to a prepayment fee of 1.0% to 3.0% depending upon when the prepayment occurs. Upon repayment of the Term Loans, the Company is required to make a final payment fee to the Lenders equal to 6.5% of the original principal amount of the Term Loans funded which will be accrued by charges to interest expense over the term of the loans using the effective interest method.

The Term Loans are secured by all assets of the Company, other than its intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Agreement.

The borrowings maybe subject to financial covenants if the Company draws down on Term C Loan commencing with the quarter ending March 31, 2023. The Agreement also includes subjective acceleration clauses which permit the lenders to accelerate the maturity date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. While the Company believes the acceleration of the due date may be reasonably possible, it is not probable and therefore, the debt is classified as a non-current liability in the accompanying balance sheet as of September 30, 2021. As of September 30, 2021, the Company is in compliance with all covenants in Agreement.

In connection with entering into the Agreement and borrowing the Term A Loan and Term B Loan, the Company issued warrants to purchase 71,522 and 23,166, shares of its common stock, respectively, (the “Warrants”) to the Lenders at a per share exercisable price of $8.39 and $12.95, respectively, all with ten year terms. If the Company borrows additional Term Loans under the Agreement, the Company will be required to issue to the Lenders additional warrants exercisable for a number of shares of the Company’s common stock equal to 3.0% of the total additional Term Loans funded by the Lenders divided by the lower of (x) the 10-trading day trailing average closing price prior to such Term Loan funding or (y) the closing price on the day prior to such Term Loan funding.

The Company recorded the Warrants as a debt discount, which is classified as a contra-liability against long-term debt on the condensed consolidated balance sheet, and is amortizing the balance over the life of the underlying debt. The offset to the contra-liability is recorded to Common Stock Warrant Liabilities on the condensed consolidated balance sheet as the Warrants do not meet the criteria for equity classification under ASC 815-40 and meet the definition of a derivative. The Company's Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40 because the warrant provides for an adjustment to the exercise price upon an acquisition. The Warrants were measured at fair value at inception and are subsequently remeasured at each reporting date with changes in fair value recognized as a component of other (expense) income, net in the condensed consolidated statement of operations and other comprehensive loss.

The Company determined the fair value of the Term A Loan and Term B Loan warrants at the date of issuance was $0.5 million and $0.2 million, respectively, using the Black-Scholes-Merton option pricing model based on significant unobservable inputs (Level 3). The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Assumptions used included an expected term of 10 years, stock volatility ranging from 73.0% to 78.6% and risk-free interest rates ranging from 1.44% to 1.52% during the three months ended September 30, 2021.

The Company incurred $0.1 million in debt issuance costs in connection with the closing of the Term A and Term B Loans. Debt issuance costs and discounts are presented in the consolidated balance sheet as a direct deduction from the associated liability and amortized to interest expense over the term of the related debt. Interest expense for the three and nine months ended September 30, 2021 was $0.5 million and is inclusive of non-cash amortization in the amount of $0.1 million related to the amortization of the debt issuance costs and accretion of final payment.

Avenue Term Loan

On November 5, 2020 the Company entered into a debt and equity financing agreement with Avenue. The agreement provided for a 36-month term loan of up to $20.0 million, of which $10.0 million ("Avenue Term Loan") was funded at close and (b) an additional $10.0 million was available at the Company’s request until December 31, 2021, subject to (i) completion of an underwritten public offering with gross proceeds of at least $75.0 million, or a Qualified Offering, (ii) receipt of FDA approval of Trudhesa and (iii) approval by Avenue’s investment committee. The term loan bears interest at the higher of the prime rate or 11%. In connection with the agreement, the Company granted Avenue warrants for the purchase of shares of 1,762,810 shares of Series D redeemable convertible preferred stock, as disclosed in Note 7.

On July 2, 2021, upon entering into the Agreement, the $10.8 million of outstanding principal, interest and final payment fees owed under the debt and equity financing agreement with Avenue was repaid by the Lenders. The Company evaluated whether the Oxford and SVB credit facility entered into in July 2021 represented a debt modification or extinguishment in accordance with ASC 470-50, Debt—Modifications and Extinguishments and determined that the existing Avenue Term Loan was extinguished as a result of the full repayment of the Avenue Term Loan and concurrent issuance of a new credit facility with new creditors, Oxford and SVB. The Company recorded a loss of $2.0 million on the early extinguishment of debt related to the unamortized debt discount associated with the fair value of the warrants, final payment fee, and unamortized debt issuance costs. The loss on early extinguishment was recognized as a component of other (expense) income, net in the condensed consolidated statement of operations and other comprehensive loss

Convertible Promissory Notes

In March 2021, the Company issued unsecured convertible promissory notes to various investors for an aggregate amount of $7.5 million which were accounted for at fair value. The notes bore interest at a rate of 5.0% per annum and mature on the earlier of (a) December 31, 2021 and (b) a change of control. The notes were automatically converted into shares of the Company’s common stock upon the closing of the IPO in April 2021.

On March 31, 2021, the notes were remeasured to their settlement amount at the IPO date excluding accrued interest due to the proximity of the settlement date to the end of the reporting period. The loss on the increase in fair value on the convertible notes totaled $839,000 from their issuance until settlement and is classified as other (expense) income, net in the accompanying condensed consolidated statements of operations.

The carrying value of the convertible notes of $8.4 million immediately prior to the Company’s IPO subsequently converted into 559,585 shares of common stock upon completion of the IPO.

7. Redeemable Convertible Preferred Stock Warrant Liabilities

The key terms of the redeemable convertible preferred stock warrant liabilities as of December 31, 2020 are summarized in the following table:

	Number of shares as of
Exercisable into:	September 30, 2021	December 31, 2020	Exercise Price	Expiration
Series A-2 redeemable convertible preferred stock	—	862,471	$0.4996	September 30, 2021
Series C-1 redeemable convertible preferred stock	—	1,124,877	0.5289	November 16, 2021
Series D redeemable convertible preferred stock	—	1,762,810	0.7091	October 31, 2021
Total	—	3,750,158

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

Classification

The Company classified its redeemable convertible preferred stock as mezzanine equity on the condensed consolidated balance sheets as the shares were contingently redeemable with passage of time or upon deemed liquidation events, such as a change in control. As only the passage of time was required for Series B, C-1, C-2, C-3, and D preferred stock to become redeemable, the Company accreted the carrying value of the preferred stock shares to their redemption value, using the effective interest method, over the period from issuance to the earliest payment dates. With respect to Series A-1 and A-2, no accretion was recorded during the nine months ended September 30, 2021 and 2020, as a deemed liquidation event was not probable. Amounts recorded for the accretion of redeemable convertible preferred stock during the nine months ended September 30, 2021 and 2020 were $129,000 and $386,000, respectively. The accretion is recorded as a deemed dividend and a charge to additional paid-in capital.

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

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	September 30, 2021	December 31, 2020
Stock incentive plans	5,103,423	2,786,345
Exercise of common stock warrants	94,688	—
Redeemable convertible preferred stock	—	12,605,800
Redeemable convertible preferred stock warrants	—	229,034
Total	5,198,111	15,621,179

10. Stock Incentive Plan

2021 Equity Incentive Plan

The Company adopted its 2021 Stock Incentive Plan, or the 2021 Plan, and the Employee Stock Purchase Plan, or the ESPP, which became effective on the date immediately prior to the date of effectiveness of the IPO. The 2021 Plan serves as the successor to its 2018 Equity Incentive Plan (the “2018 Plan”). The 2021 Plan authorizes the award of stock options, RSUs, restricted stock awards, stock bonus awards, stock appreciation rights, performance awards, and cash awards. The Company initially reserved 2,205,000 shares of its common stock for the 2021 Plan, plus any reserved shares not issued or subject to outstanding grants under the 2018 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under its 2021 Plan. The total number of shares reserved for issuance under the 2021 Plan upon its effective date is 2,272,613 shares

The number of Shares available for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the lesser of (a) 5% of the total number of outstanding shares of all classes of its common stock on each December 31 and (b) a number as may be determined by its board of directors. The Company has reserved 276,000 shares of its common stock for the 2021 Employee Stock Purchase Plan. At September 30, 2021, options to purchase 752,631 shares under the 2021 plan remained outstanding.

2008 Plan

In September 2008, the Company’s board of directors adopted the 2008 Stock Incentive Plan, or the 2008 Plan, which provides for the granting of incentive stock options, nonqualified stock options, and restricted stock awards to its employees, directors and consultants. Options granted or shares issued under the 2008 Plan that were outstanding on the date the 2018 Equity Incentive Plan, or the 2018 Plan, became effective will remain subject to the terms of the 2008 Plan. The 2008 Plan terminated in 2018 as it reached its ten-year term. At September 30, 2021 and December 31, 2020, options to purchase 542,713 and 634,788 shares, respectively, under the 2008 plan remained outstanding.

2018 Plan

In November 2018, the Company’s board of directors adopted the 2018 Equity Incentive Plan. The 2018 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, and other forms of stock awards to its employees, directors and consultants.

Under the 2018 Plan, the Company initially reserved 753,645 shares of common stock for issuance. In addition, any authorized shares not issued or subject to outstanding grants under the 2008 Plan and any shares subject to outstanding stock options that are cancelled without being exercised or expire under the 2008 Plan were added to the shares authorized and reserved for issuance under the 2018 Plan. In connection with the Board of Directors approval of the 2021 Plan, all remaining shares available for future award under the 2018 Plan were transferred to the 2021 Plan. At September 30, 2021 and December 31, 2020, options to purchase 1,940,910 and 1,807,101 shares, respectively, under 2018 Plan remained outstanding.

Stock Option Activity

All stock option grants are awarded at fair value on the date of grant. The fair value of stock options is estimated using the Black-Scholes option pricing model and stock-based compensation is recognized on a straight-line basis over the requisite service period. Stock options granted generally become exercisable over a four-year period from the grant date. Stock options generally expire 10 years after the grant date.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares at September 30, 2021.

A summary of the Company’s stock option activity under its stock option plans was as follows (in thousands, except share and per share data and years):

	Options Outstanding
	Shares Available for Grant	Number of Options	Weighted -Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance — December 31, 2020	344,456	2,441,889	$5.17	8.02	$14,844
Authorized	2,205,000	—
Granted	(1,039,474)	1,039,474	$12.48
Exercised	—	(163,922)	$3.26
Cancelled	81,187	(81,187)	$6.46
Balance — September 30, 2021	1,591,169	3,236,254	$7.58	8.10	$20,387
Exercisable — September 30, 2021	—	1,324,112	$4.42	6.79	$12,369

As of September 30, 2021, there was $11.2 million of total unrecognized compensation cost related to unvested options that are expected to vest. The cost is expected to be recognized over a weighted-average period of 3.2 years.

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

Stock-Based Compensation Expense

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$201	$121	$439	$365
General and administrative	777	311	1,588	2,850
Total stock-based compensation expense	$978	$432	$2,027	$3,215

In determining the fair value of the stock options granted, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective.

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

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	74.4% - 75.2%	60.9%	59.2% - 85.5%	57.6% - 60.9%
Risk-free interest rate	0.81% - 0.94%	0.25%	0.42% - 0.94%	0.27% - 1.55%
Expected dividends	—	—	—	—

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

The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 differs from the U.S. statutory rate due to the U.S. valuation allowance and foreign income taxed at local statutory rates.

During the three and nine months ended September 30, 2021, the Company reported U.S. pre-tax losses, consistent with prior years to date. The Company has not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that its U.S. deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against its U.S. deferred tax assets.

12. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the IRC. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax or after-tax basis. The Company makes discretionary matching contributions of up to 4% of a participating employee’s salary. For the three and nine months ended September 30, 2021, the amount expensed under the plan was $85,000 and $266,000 respectively. For the three and nine months ended September 30, 2020, the amount expensed under the plan was $70,000 and $228,000, respectively.

13. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2021	2020
Redeemable convertible preferred stock on an as-converted basis	—	12,592,799
Redeemable convertible preferred stock warrants on an as-converted basis	—	134,399
Warrants to purchase common stock	94,688	—
Stock options to purchase common stock	3,236,254	2,513,002
Total	3,330,942	15,240,200

14. Subsequent Events

[TBD]

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

Overview

We are a commercial-stage pharmaceutical company developing transformative therapies for people suffering from diseases with high unmet medical needs, with an initial focus on diseases of the central nervous system, or CNS. Our company was founded on the premise that the upper nasal cavity can be an optimal treatment entry point for CNS and other diseases where rapid vascular absorption can result in superior clinical outcomes. Our strategy is to pair our proprietary Precision Olfactory Delivery, or POD, upper nasal delivery technology with well-established therapeutics or other therapeutics where rapid vascular absorption is preferred to drive therapeutic benefit, improve patient outcomes, reduce drug development risk and expand the commercial opportunity within our target diseases. On September 2, 2021 Trudhesa was approved by the U.S. Food and Drug Administration, or FDA, for the acute treatment of migraine headaches with or without aura in adult patients available by prescription in pharmacies. Since 2016, we have identified and advanced multiple product candidates, including TrudhesaTM(INP104) for the acute treatment of migraine and INP105 for the acute treatment of agitation and aggression in patients with Autism Spectrum Disorder, or ASD. Our pipeline of proprietary product candidates also includes INP107 for the treatment of OFF episodes in Parkinson’s Disease.

We have retained all development and commercial rights to Trudhesa and each of our product candidates. Given the concentrated prescriber base of our target market for Trudhesa and our other product candidates, we believe we will be able to independently commercialize Trudhesa and each of our existing product candidates, if approved. In the third quarter of 2021 we hired a targeted sales team of approximately 60 representatives for Trudhesa, and intend to build similar targeted sales teams for our other existing product candidates. We would then build and leverage a central organization comprised of market access, medical affairs, patient support, marketing and operations to support these distinct field teams.

We have built out an internal research and development team and also used and plan to continue to use third-party contract research organizations, or CROs, to carry out our preclinical and clinical development. We rely on third-party contract manufacturing organizations, or CMOs, to manufacture and supply our clinical materials to be used during the development of our product candidates. These CMOs are currently manufacturing commercial stage POD devices for Trudhesa, which we also used for our Phase 1 clinical trial, our registration lots and our STOP301 trial. CMOs are currently manufacturing clinical stage POD devices for INP105 and INP107, which we expect to transition to a commercial stage POD device for pivotal studies and commercialization. The development work on the commercial stage POD device for INP105 is ongoing while the commercial formulation and drug production are scaled to commercial level.

Though September 30, 2021, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock, redeemable convertible preferred stock, warrants, debt and convertible notes. We have incurred significant operating losses to date. Our net losses were $51.9 million and $32.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $190.1 million and a cash balance of $111.3 million.

Recent Developments

IPO and Follow-on Public Offering

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

In September 2021, we completed a follow-on public offering of our common stock, pursuant to which the we issued and sold 3,450,000 shares of our common stock (which included 450,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a public offering price of $15.00 per share. Including the option exercise, we received net proceeds of approximately $48.3 million after deducting underwriting discounts and commissions of $2.8 million and offering costs of $0.6 million.

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

In response to the COVID-19 pandemic, we have implemented various strategies to minimize any disruptions to commercialization of Trudhesa and our planned clinical trials. We do not expect any disruption in our supply chain of drugs necessary to initially launch Trudhesa and to conduct our clinical trials. However, we are continuing to evaluate our clinical supply chain in light of the COVID-19 pandemic. Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. We are supporting our employees by utilizing remote work, leveraging virtual meeting technology and encouraging employees to follow local guidance.

Financial Operations Overview

Product Revenues, Net

We began to recognize revenue from product sales, net of discounts and other adjustments, in September of 2021 in conjunction with the launch of Trudhesa. We recently launched Trudhesa and will continue to evaluate trends related to revenue momentum for Trudhesda, including any discernible impacts of the COVID-19 pandemic.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of Trudhesa, including third-party manufacturing costs, packaging services, and freight-in.

Operating Expenses

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries, benefits and other staff-related costs, including associated stock-based compensation, laboratory supplies, nonclinical and clinical studies and trials, manufacturing, costs for product candidates and POD devices to support our studies and trials, to design new versions of PODs, vendor validation and quality control preparation and fees paid to other entities that conduct certain research and development activities on our behalf. We consider regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. We expense manufacturing costs as incurred to research and development expense for product candidates prior to regulatory approval. If, and when, regulatory approval of a product is obtained, we begin to capitalize manufacturing costs related to the approved product into inventory.

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

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, travel and stock-based compensation for our personnel in executive, finance and accounting, human resources, and other administrative functions, as well as fees paid for accounting, legal and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. With the approval of Trudhesa in September of 2021, we continue to expect our selling and marketing costs to increase relating to the commercialization of Trudhesa and further growth of our commercial infrastructure thereafter. We will incur additional expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

Other (Expense) Income, Net

Other (expense) income, net, consists of interest earned on our cash, interest expense on our borrowings, and changes in the fair value of our stock warrant liabilities, redeemable convertible preferred stock warrant liabilities and convertible notes, and loss on extinguishment of debt.

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following tables summarize our results of operations for the periods presented.

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Product revenue, net	$91	$—	$91
Cost of good sold	250	—	250
Gross profit	(159)	—	(159)
Operating expenses:
Research and development	5,929	6,133	(204)
Selling, general and administrative	16,338	2,866	13,472
Total operating expenses	22,267	8,999	13,268
Loss from operations	(22,426)	(8,999)	(13,427)
Other (expense) income, net	(2,595)	(93)	(2,502)
Loss before income taxes	(25,021)	(9,092)	(15,929)
Provision for income taxes	—	1	(1)
Net loss and comprehensive loss	$(25,021)	$(9,093)	$(15,928)

Product revenue, net

We recorded net product revenue in the third quarter of 2021 following the approval of Trudhesa by the FDA in September 2021. We commenced shipments of Trudhesa during September 2021 and fully launched with a deployed sales force in October 2021. During the three months ended September 30, 2021, we recognized $0.1 million of net product revenue related to sales of Trudhesa. Sales allowances and accruals mostly consisted of co-pay card discounts and distribution fees.

Cost of goods sold

Cost of goods sold of $0.3 million for the three months ended September 30, 2021 is related to conversion and packing costs incurred after FDA approval related to the cost of Trudhesa products sold, in addition to certain overhead costs. Prior to receiving FDA approval for Trudhesa in September 2021, we recorded all costs incurred in the manufacture of Trudhesa to be sold upon commercialization as research and development expense. As a result, a portion of the manufacturing costs related to the Trudhesa build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended September 30, 2021. We expect to use product expensed to research and development within the next year, and accordingly we expect our cost of product sales of Trudhesa to increase as a percentage of net sales in future periods once this inventory has been sold and we produce and then sell inventory that reflects the full cost of manufacturing the product.

Research and Development

Research and development expenses were $5.9 million for the three months ended September 30, 2021, compared to $6.1 million for the three months ended September 30, 2020. The decrease of $0.2 million was primarily due to a decrease in program specific costs supporting clinical development of our product candidates, primarily for Trudhesa, as clinical trials either closed or neared completion.

The following table summarizes the period-over-period change in research and development expenses by product candidate for the periods indicated:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Program-specific costs:
Trudhesa	$2,484	$2,853	$(369)
INP105	939	34	905
Other programs	—	18	(18)
Total program-specific costs	3,423	2,905	518
Non program-specific costs:
Personnel-related	$2,655	$2,577	$78
Internal, overhead and other expenses	(149)	651	(800)
Total non program-specific costs	2,506	3,228	(722)
Total research and development expenses	$5,929	$6,133	$(204)

Selling, General and Administrative

Selling, general and administrative expenses were $16.3 million for the three months ended September 30, 2021, compared to $2.9 million for the three months ended September 30, 2020. The increase of $13.4 million was primarily due to the ramp up of commercial and marketing related activity to prepare for the approval of Trudhesa. Marketing and market access expenses increased by $5.2 million primarily due to fees paid to the agency of record. There was a $4.2 million increase related to sales commercial operations, which did not have any activity in the three months ended September 30, 2020. There was additionally a $1.4 million increase in finance, legal, and executive expense, specifically related to insurance fees tied to the public offering, IT related expense, and board compensation. Selling, general and administrative personnel cost increased by $2.6 million compared to the three months ended September 30, 2020.

Other (Expense) Income, Net

Other (expense) income, net was an expense of $2.6 million for the three months ended September 30, 2021, compared to $0.1 million for the three months ended September 30, 2020. The change of $2.5 million was primarily due to a (i) charge of $2.0 million for the loss on early extinguishment of debt related to the payoff of the Avenue term loan, (ii) an increase in interest expense on our borrowings of $0.3 million, and (iii) amortization of debt discount of $0.2 million.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following tables summarize our results of operations for the periods presented.

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Product revenue, net	$91	$—	$91
Cost of good sold	250	—	250
Gross profit	(159)	—	(159)
Operating expenses:
Research and development	16,103	19,524	(3,421)
Selling, general and administrative	30,971	12,240	18,731
Total operating expenses	47,074	31,764	15,310
Loss from operations	(47,233)	(31,764)	(15,469)
Other (expense) income, net	(4,561)	(9)	(4,552)
Loss before income taxes	(51,794)	(31,773)	(20,021)
Provision for income taxes	—	1	(1)
Net loss and comprehensive loss	$(51,794)	$(31,774)	$(20,020)

Product revenue, net

We recorded net product revenue in the third quarter of 2021 following the approval of Trudhesa by the FDA in September 2021. We commenced shipments of Trudhesa during September 2021 and fully launched with a deployed sales force in October 2021. During the three months ended September 30, 2021, we recognized $0.1 million of net product revenue related to sales of Trudhesa. Sales allowances and accruals mostly consisted of co-pay card discounts and distribution fees.

Cost of goods sold

Cost of goods sold of $0.3 million for the nine months ended September 30, 2021 is related to conversion and packing costs incurred after FDA approval related to the cost of Trudhesa products sold, in addition to certain overhead costs. Prior to receiving FDA approval for Trudhesa in September 2021, we recorded all costs incurred in the manufacture of Trudhesa to be sold upon commercialization as research and development expense. As a result, a portion of the manufacturing costs related to the Trudhesa build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended September 30, 2021. We expect to use product expensed to research and development within the next year, and accordingly we expect our cost of product sales of Trudhesa to increase as a percentage of net sales in future periods once this inventory has been sold and we produce and then sell inventory that reflects the full cost of manufacturing the product.

Research and Development

Research and development expenses were $16.1 million for the nine months ended September 30, 2021, compared to $19.5 million for the nine months ended September 30, 2020. The decrease of $3.4 million was primarily due to a decrease in program specific costs supporting clinical development of our product candidates, primarily for Trudhesa, as clinical trials either closed or neared completion.

The following table summarizes the period-over-period change in research and development expenses by product candidate for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Program-specific costs:
Trudhesa	$5,725	$9,796	$(4,071)
INP105	1,625	204	1,421
Other programs	28	316	(288)
Total program-specific costs	7,378	10,316	(2,938)
Non program-specific costs:
Personnel-related	$7,911	$7,511	$400
Internal, overhead and other expenses	814	1,697	(883)
Total non program-specific costs	8,725	9,208	(483)
Total research and development expenses	$16,103	$19,524	$(3,421)

Selling, General and Administrative

Selling, general and administrative expenses were $31.0 million for the nine months ended September 30, 2021, compared to $12.2 million for the nine months ended September 30, 2020. The increase of $18.8 million was primarily due to the ramp up of commercial and marketing related activity to prepare for the approval of Trudhesa. Sales related expenses increased by $3.5 million, marketing and market access expense increased by $8.4 million, and commercialization expense increased by $3.5 million. Finance, legal, and executive expense increased by $2.5 million primarily due to the increase in IT related expense, board compensation and recruiting fees in 2021. Selling, general and administrative personnel cost increased by $1 million compared to the nine months ended September 30, 2020, driven by an increase in headcount.

Other (Expense) Income, Net

Other (expense) income, net was an expense of $4.6 million for the nine months ended September 30, 2021, compared to expense of $9,000 for the nine months ended September 30, 2020. The change of $4.6 million was primarily due to a (i) charge of $2.0 million for the loss on early extinguishment of debt related to the payoff of the Avenue term loan, (ii) an increase in interest expense on our borrowings of $0.9 million, (iii) a loss from the change in fair value of the convertible notes of $0.8 million, (iv) amortization of debt discount of $0.5 million and (v) a loss from the change in fair value of our warrant liabilities of $0.2 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Through September 30, 2021, we have funded our operations primarily through the issuance of common stock, convertible promissory notes, redeemable convertible preferred stock, debt, warrants and convertible notes with aggregate proceeds of $292.8 million. As of September 30, 2021, we had available cash and cash equivalents of $111.3 million and an accumulated deficit of $190.1 million.

Based upon our current operating plan, we estimate that our cash and cash equivalents as of September 30, 2021, are together sufficient for us to fund operating, investing, and financing cash flow needs for at least one year from the issuance date of our interim financial statements. If sufficient funds on acceptable terms are not available when needed, we could be required to reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs or planned product launch plans. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve its intended business objectives.

In September 2021, we completed a follow-on public offering of our common stock, pursuant to which we issued and sold 3,450,000 shares of common stock (which included 450,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a public offering price of $15.00 per share. Including the option exercise, we received net proceeds of approximately $48.3 million after deducting underwriting discounts and commissions of $2.8 million and offering costs of $0.6 million.

In July 2021, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford, as the collateral agent and a lender, and Silicon Valley Bank, or SVB and, together with Oxford, the Lenders, as a lender to borrow up to an aggregate principal amount of $50.0 million in a series of term loans. Upon entering into the Loan Agreement, we borrowed $20.0 million, or the Term A Loan, from Oxford and SVB, or the Lenders, with approximately $10.8 million of such amount applied to the repayment of the outstanding principal, interest and final payment fees owed pursuant to our prior loan and security agreement with Avenue Ventures dated November 5, 2020. Under the terms of the Agreement, we may, at our sole discretion, borrow up to an additional $10.0 million, or the Term B Loan, upon the achievement by us of NDA approval from the FDA of Trudhesa which we drew down on the entire $10.0 million on September 30, 2021. Under the terms of the Loan Agreement, we may, at our sole discretion, borrow from the Lenders up to an additional $20.0 million, or the Term C Loan, upon the achievement by us of net revenue for a trailing six (6) month period of at least $15.0 million, or the Term C Milestone Event. We may draw the Term C Loan during the period commencing on the date of the occurrence of the Term C Milestone Event and ending on the earliest of (i) December 31, 2022 (ii) the sixtieth (60th) day following the occurrence of the Term C Milestone Event, and (iii) the occurrence of an event of default.

In connection with entering into the Loan Agreement and borrowing the Term A Loan and Term B Loan, we issued warrants to purchase 71,522 and 23,166 shares of common stock, respectively, or the Warrants, to the Lenders at a per share exercisable price of $8.389 and $12.95, respectively.

In April 2021, we completed an IPO, of our common stock. As part of the IPO, we issued and sold 5,333,334 shares of our common stock at a public offering price of $15.00 per share. We received net proceeds of approximately $72.0 million from the IPO, after deducting underwriting discounts and commissions of $5.6 million and offering costs of $2.4 million.

In March 2021, we issued convertible promissory notes to various investors for an aggregate amount of $7.5 million. The notes bore interest at a rate of 5.0% per annum and matured on the earlier of (a) December 31, 2021 and (b) a change of control. The notes were (i) automatically convertible into shares of our common stock upon a Qualified Public Offering or a SPAC transaction at 90% of the price per share in such transactions, (ii) convertible at the holder’s option or upon a change of control into shares of Series D redeemable convertible preferred stock at the Series D original issuance price, and (iii) convertible at the holder’s option upon a new redeemable convertible preferred stock financing into shares of redeemable preferred stock issued in such financing at 90% of the price per share. In April 2021, upon completion of our IPO, these convertible promissory notes were converted into 559,585 shares of common stock.

In November 2020, we entered into a debt and equity financing agreement, or the Avenue Agreement, with Avenue. The Avenue Agreement provided for a 36-month term loan of up to $20.0 million, of which $10.0 million was funded at close and an additional $10.0 million was available at our request until December 31, 2021, subject to (i) completion of an underwritten public offering with gross proceeds of at least $75.0 million, or a Qualified Public Offering, (ii) receipt of FDA approval of Trudhesa and (iii) approval by Avenue’s investment committee. Loans under the Avenue Agreement incur interest at an initial interest rate of 11% per year. On July 2, 2021, we repaid approximately $10.8 million of outstanding principal, interest and final payment fees owed under the Avenue Agreement and terminated the Avenue Agreement. We recorded a loss of $2.0 million on the early extinguishment of debt related to the unamortized debt discount associated with the fair value of the warrants, final payment fee, and unamortized debt issuance costs.

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

Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(43,170)	$(28,887)
Cash used in investing activities	(264)	(893)
Cash provided by financing activities	147,628	1,067
Net increase (decrease) in cash	$104,194	$(28,713)

Cash Flows From Operating Activities

For the nine months ended September 30, 2021, cash used in operating activities was $43.2 million, which consisted of a net loss of $51.8 million partially offset by a net change of $2.1 million in operating assets and liabilities and by $6.6 million in non-cash charges. The net change in our operating assets was primarily due to an increase in prepaid expenses and other current assets of $5.9 million offset by an increase in accounts payable and accrued liabilities of $8.0 million due primarily to an increase in the level of selling, general and administrative expenses. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, loss on early extinguishment of debt, amortization of debt discount, inventory write-downs to net realizable value, a change in the fair value of convertible notes, and a change in the fair value of our warrant liabilities.

For the nine months ended September 30, 2020, cash used in operating activities was $28.9 million, which consisted of a net loss of $31.8 million and a net change of $1.0 million in operating assets and liabilities, partially offset by $4.0 million in non-cash charges The net change in our operating assets was primarily due to a decrease in accounts payable and accrued liabilities of $1.8 million partially offset by a decrease in prepaid expenses and other current assets of $0.7 million. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, and change in the fair value of our redeemable convertible preferred stock warrant liabilities.

Cash Flows From Investing Activities

For the nine months ended September 30, 2021 and 2020, cash used in investing activities of $0.3 and $0.9 million, respectively, was related to purchases of property and equipment.

Cash Flows From Financing Activities

For the nine months ended September 30, 2021, cash provided by financing activities was $147.6 million, consisting primarily of net proceeds received from our IPO of $72.0 million and follow-on offering of $48.3 million net of issuance costs, net proceeds of $19.1 million under the Loan Agreement, proceeds of $7.5 million from the issuance of convertible notes and to a lesser extent from exercises of stock options and exercise of redeemable convertible preferred stock warrants.

For the nine months ended September 30, 2020 there were no significant movements in cash.

Funding Requirements

We use our cash to fund operating expenses, including research and development expenditures and commercialization expenses for Trudhesa. We will incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to Trudhesda. We plan to continue to incur research and development expenses for the foreseeable future as we continue clinical trials and move further into product candidate development. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through a combination of equity or debt financings.

The timing and amount of our operating expenditures will depend largely on:

•
the costs and timing of commercialization activities, including product manufacturing, marketing, sales and distribution for Trudhesa, or any of our product candidates for which we receive marketing approval;
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

Except for the revenue recognition, inventory, cost of goods sold and accounts receivable policies described below (also in Note 2 Summary of Significant Accounting Policies), there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Product Revenue, Net

Subsequent to its regulatory approval in the U.S. in September 2021, the Company began to sell Trudhesa in the U.S. The product is distributed through an exclusive third-party logistics, or 3PL, distribution agent that does not take title to the product. The 3PL distributes Trudhesa to the customers, a specialty pharmacy and a specialty distributor (collectively referred to as "customers"), who then distribute the product to health care providers and patients. In our exclusive distribution agreement with the 3PL company, we act as principal because we retain control of the product.

Revenue from product sales is recognized when the customer obtains control of our product, which occurs upon transfer of title to the customer. We classify payments to customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in our condensed consolidated statements of operations. Payments to customers or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below. Taxes collected from the customer relating to product sales and remitted to governmental authorities are excluded from revenue. Because our payment terms are generally forty-five days, we conclude there is not a significant financing component because the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less. We expense incremental costs of obtaining a contract as and when incurred since the expected amortization period of the asset that we would have recognized is one year or less.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, or the transaction price, which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, co-pay assistance, chargebacks, rebates and other allowances that are offered within contracts between us and our customer, health care providers and other indirect customers relating to the sale of Trudhesa. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following are the components of variable consideration related to product revenue:

Product Returns: Our customer has limited return rights related to the product’s damage or defect. We estimate the amount of product sales that may be returned and records the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized. Based on the distribution model for Trudhesa and the price of Trudhesa, we believe there will be minimal returns.

Other incentives: Other incentives include co-payment assistance we provide to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue. The estimate is recorded as a reduction of revenue in the same period the related revenue is recognized.

Managed care rebates: We maybe be subject to rebates with certain commercial payers in the future. We will record these rebates as an accrual on our condensed consolidated balance sheet in the same period we recognize the related revenue. We will estimate our managed care rebates based on our estimated payer mix and the applicable contractual rebate rate.

Chargebacks: We estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers and patients at prices lower than the list prices charged to our customer. The government and other entities charge us for the difference between what they pay for the product and the selling price to our customer. We records reserves for these chargebacks related to product sold to our customer during the reporting period, as well as our estimate of product that remains in the distribution channel at the end of the reporting period that we expect will be sold to qualified healthcare providers and patients in future periods. As of September 30, 2021, we did not enter into any contracts with government entities and other entities that are eligible for chargebacks.

Government rebates: We are subject to discount obligations under government programs, including Medicaid programs, Medicare and Tricare in the U.S. We estimate Medicaid, Medicare and Tricare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses on our consolidated balance sheet. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. On a quarterly basis, we update our estimates and record any adjustments in the period that we identify the adjustments.

Accounts Receivable, net

Our trade accounts receivable consists of amounts due from specialty pharmacies in the U.S. net of distribution service fees, prompt pay discounts and other adjustments. Our contracts with customers have standard payment terms that generally require payment within 45 days. We analyze accounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers. As of September 30, 2021, we determined an allowance for doubtful accounts was not required based upon our review of contractual payment terms and individual customer circumstances.

Inventory

Prior to receiving approval from the FDA in September 2021 to sell Trudhesa in the U.S., we expensed all costs incurred related to the manufacture of Trudhesa as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for our regulatory approval of drug candidates. Subsequent to receiving FDA approval in September 2021, we began to capitalize inventory related costs that were incurred subsequent to FDA approval. we value our inventories at the lower-of-cost or net realizable value and determine the cost of our inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale and items to be currently consumed in the production of goods to be available for sale, on a first-in, first-out (FIFO) basis. Due to the nature of our supply chain process, inventory that is owned by us, is physically stored at third-party warehouses, logistics providers and contract manufacturers. We perform an assessment of the recoverability of capitalized inventory during each reporting period, and write down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the condensed consolidated statements of operations and comprehensive loss.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, and overhead costs associated with Trudhesa. A portion of the costs of producing Trudhesa sold to date was expensed as research and development prior to the FDA approval of Trudhesa and, therefore, it is not reflected in the cost of goods sold.

Cost of goods sold for the three months ended September 30, 2021, included a charge of $0.1 million related to the write down of inventory to net realizable value in the condensed consolidated statements of operations and comprehensive loss.

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

•
The development and commercialization of pharmaceutical products is subject to extensive regulation, and we may not obtain regulatory approvals for INP105, INP107 or any other product candidates.
•
Our future commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, health care payors and others in the medical community necessary for commercial success.
•
We are a commercial-stage pharmaceutical company with a limited operating history and have incurred net losses since our inception. We anticipate that we will continue to incur substantial operating losses for the foreseeable future and we may never achieve or sustain profitability.
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
•
The outbreak of COVID-19, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including through disruption to our planned clinical trials, supply chains, business operations and commercialization efforts for Trudhesa and our other product candidates.
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

Risks Related to Our Financial Position and Need for Additional Capital

We are a commercial-stage biopharmaceutical company and have incurred net losses since our inception. We anticipate that we will continue to incur substantial operating losses for the foreseeable future and we may never achieve or sustain profitability.

We are a commercial-stage biopharmaceutical company formed in 2008. Since inception, we have devoted substantially all of our financial resources to research and development, including our clinical and nonclinical development activities. To date, we have financed our operations primarily through the sale and issuance of redeemable convertible preferred stock, convertible notes and warrants, and the completion of our initial public offering, or IPO.

We have incurred significant net losses since our inception. Our net losses were $51.9 million and $45.8 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $190.1 million. We cannot predict when or whether we will become profitable. To date, we have not generated any product revenues, and we may never be able to develop or commercialize a marketable product. Our losses have resulted principally from costs incurred in our product candidate discovery and development activities. We expect to incur net losses for the foreseeable future.

Our financial position will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or additional grants. If we are required by the FDA, or any equivalent foreign regulatory authority, to perform clinical trials or studies in addition to those we currently expect to conduct, including if foreign clinical trial data are not accepted by the FDA, or if there are any delays in completing the clinical trials of our product candidates, our expenses could increase substantially. Although we have recently received approval for Trudhesa, the resulting revenue from its commercialization may not enable us to achieve profitability. Even if we obtain regulatory approval to market additional product candidates, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

We expect our expenses and net losses to increase significantly as we prepare to commercialize Trudhesa, continue our development of, and seek regulatory approvals for, our other product candidates, and begin to commercialize other approved products as well as hire additional personnel, protect our intellectual property and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical studies and trials, associated manufacturing needs, commercialization activities if our other product candidates are approved and our expenditures on other research and development activities.

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

As of September 30, 2021, we had $111.3 million of cash and cash equivalents. We believe that we will continue to expend substantial resources for the foreseeable future as we prepare for the commercialization of Trudhesa, develop additional product candidates, continue clinical trials for our existing product candidates and pursue commercialization of our product candidates, if approved. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we suffer any delays in our planned clinical trials for our current product candidates. We expect to incur additional costs associated with operating as a public company, hiring additional personnel and potentially expanding our facilities.

We believe our existing cash and cash equivalents of approximately $111.3 million as of September 30, 2021, will fund our projected operating requirements for at least 15 months. Our forecast of the period of time through which our financial reserves will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. For further details regarding the terms of the Loan Agreement, see “Management’s Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity.” We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•
the cost of commercialization activities for Trudhesa, or any other approved product, including marketing, sales and distribution costs;
•
the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates if clinical trials are successful;;
•
the scope, progress, results and costs of developing and advancing our product candidates through clinical trials and researching and discovering new product candidates;
•
our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•
the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;
•
our ability to generate revenue from approved product candidates, if any; and
•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

We will need to raise additional funds to address our goals. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing or distribution arrangements. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize Trudhesa and our other product candidates if approved.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•
variation in the level of expense related to the commercialization of Trudhesa or any other product candidates that receives regulatory approval, and quarterly fluctuations in product sales or Trudhesa or any other product candidates that receives regulatory approval;

•
variations in the level of expense related to the ongoing development of our product candidates or future development programs;
•
results of nonclinical and clinical trials, or the addition or termination of clinical trials or funding support by us, or existing or future collaborators or licensing partners;
•
our execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;
•
any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•
strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•
if any of our product candidates receive regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
•
regulatory developments affecting our product candidates or those of our competitors; and
•
changes in general market and economic conditions.

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

Risks Related to Regulatory Review and Approval of Our Product Candidates

The development and commercialization of pharmaceutical products is subject to extensive regulation, and we may not obtain regulatory approvals for INP105, INP107 or any other product candidates.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to INP105 and INP 107, our furthest advanced product candidates under clinical development, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing approval of drugs in the United States requires the submission of an NDA to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, CMC, and current good manufacturing practices, or cGMP, at the manufacturing facilities. Further, our product candidates must be approved by comparable regulatory authorities in other jurisdictions where we intend to market our product candidates prior to commercialization.

FDA approval of an NDA is not guaranteed, and review and approval is an expensive and uncertain process that may take several years. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized. Accordingly, there can be no assurance that any of our other product candidates will receive regulatory approval in the United States, or other jurisdictions. The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. We intend to seek FDA approval for our product candidates through the Section 505(b)(2) regulatory pathway. If the FDA does not agree that the 505(b)(2) regulatory pathway is appropriate or scientifically justified for one or more of our product candidates, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval.

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

The FDA could delay, limit or deny approval of a product candidate for many reasons, including because the FDA:

•
may not deem our product candidate to be safe and effective;
•
determines that the product candidate does not have an acceptable benefit-risk profile;
•
determines in the case of an NDA seeking accelerated approval that the NDA does not provide evidence that the product candidate represents a meaningful advantage over available therapies;
•
determines that the objective response rate, or ORR, and duration of response are not clinically meaningful;
•
may not agree that the data collected from preclinical studies and clinical trials are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval, and may impose requirements for additional preclinical studies or clinical trials;
•
may determine that adverse events experienced by participants in our clinical trials represent an unacceptable level of risk;
•
may determine that population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
may disagree regarding the formulation, labeling and/or the specifications;
•
may not approve the manufacturing processes associated with our product candidate or may determine that a manufacturing facility does not have an acceptable compliance status;
•
may conclude there are CMC issues that preclude approval of the NDA;
•
may conclude that the drug substance or drug product manufacturing process is not in a state of control or does not meet cGMPs or all the regulatory requirements;
•
may not be able to timely conduct the necessary pre-approval inspection or devote sufficient resources to NDA review on a timely basis due to the COVID-19 pandemic;
•
may change approval policies or adopt new regulations; or
•
may not file a submission due to, among other reasons, the content or formatting of the submission.

We have not obtained FDA approval for any of our product candidates. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our clinical product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of INP105 or INP107, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

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

Although the active ingredients in our other product candidates, INP105 and INP107, are approved or commonly used as treatments for migraine, agitation associated with ASD, and Parkinson’s, respectively, they have not previously been approved or demonstrated to be safe for chronic use over an extended period of time using an upper nasal cavity drug delivery. Any future NDA submissions may propose to bridge Listed Drugs, or LDs, for which we have conducted comparative bioavailability study. The approval of Trudhesa or our prior clinical results for our product candidates are not necessarily indicative of our ability to bridge to LD for future product candidates, as there can be significant variability in results between different clinical trials due to numerous factors, including changes in trial procedures, differences in the size and type of patient populations, including across geographies, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants. If we are not able to establish a bridge between a product candidate and each LD upon which they rely to demonstrate that such reliance is justified, we may be required to show safety and efficacy through one or more clinical trials. In addition, the long-term safety studies we are conducting or plan to conduct may reveal safety concerns, including with regard to nasal mucosa or olfactory function. If either or both of these outcomes occur, we may be prevented or delayed in obtaining marketing approval.

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

•
delays by us in reaching a consensus with regulatory agencies on trial design;
•
delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;
•
delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;
•
delays in recruiting suitable patients to participate in clinical trials;
•
the effects of COVID-19 on our ability to recruit and retain patients, including as a result of potential heightened exposure to COVID-19, prioritization of hospital resources toward the outbreak and unwillingness by patients to enroll or comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services;
•
imposition of a clinical hold by regulatory agencies for any reason, including safety concerns or after an inspection of clinical operations or trial sites;
•
failure by CROs, other third parties or us to adhere to clinical trial requirements;
•
failure to perform clinical trials in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;
•
delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;
•
delays caused by patients not completing participation in a trial or not returning for post-treatment follow-up, which we have experienced and believe may be caused by patients experiencing reduced symptoms or incidences of disease;
•
clinical trial sites or patients dropping out of a trial;
•
delays or interruptions to supply or failure to ensure compliance with cGMP or quality standards of our product candidates or the other product candidates in a combination product trial or other materials necessary to conduct clinical trials of our product candidates;
•
occurrence of adverse events in clinical trials that are associated with the product candidates that are viewed to outweigh their potential benefits; or
•
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

If we are not able to use the 505(b)(2) regulatory approval pathway for regulatory approval of any of our other product candidates or if the FDA requires additional clinical or nonclinical data to support an NDA under Section 505(b)(2) than we have previously anticipated, it will likely take significantly longer, cost significantly more and be significantly more complicated to gain FDA approval for our product candidates, and in any case may not be successful.

We intend to seek FDA approval for product candidates through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act, or the FDCA. In general, Section 505(b)(2) allows a 505(b)(2) applicant to rely on the FDA’s finding of safety or effectiveness for an LD only to the extent that the proposed product in the 505(b)(2) application shares common characteristics with the LD. The 505(b)(2) application must include sufficient data to support differences between the LD and the proposed drug in the 505(b)(2) application. If the FDA does not agree that the 505(b)(2) regulatory pathway is appropriate or scientifically justified for one or more of our product candidates, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. For example, the FDA may not agree that we have provided a scientific bridge, through, for example, comparative bioavailability data, to demonstrate that reliance on the prior findings of safety or efficacy for an LD is justified. If we are unable to pursue a Section 505(b)(2) pathway, the time and financial resources required to obtain FDA approval for our product candidates would likely increase substantially. Moreover, the inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our product candidates, which could materially adversely impact our competitive position and prospects.

Even though Trudhesa was approved through the Section 505(b)(2) regulatory pathway, we cannot assure you that nonclinical studies or clinical trials that we have conducted or that we currently anticipate conducting will be sufficient for approval or that we will receive the requisite or timely approvals for commercialization of any other product candidate. Although the Section 505(b)(2) pathway allows us to rely in part on the FDA’s prior findings of safety or efficacy for approved LDs or on published literature, the FDA may determine that prior findings by the FDA or the published literature that we believe supports the safety or efficacy of one or more of our product candidates is insufficient or not applicable to our application or that additional studies will need to be conducted. To the extent that we are relying on the Section 505(b)(2) regulatory pathway based on the approval of an LD for a similar indication, the FDA may require that we include in the labeling of such our other product candidates, if approved, some or all of the safety information that is included in the labeling of the approved LD. Our approved labeling for Trudhesa includes the safety information included in the labeling of the approved LD used for our Trudhesa NDA, as well as the efficacy information for the LD, including a Black Box Warning. Moreover, even if our product candidates are approved through the Section 505(b)(2) regulatory pathway, the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

The outbreak of COVID-19, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including through disruption to our planned clinical trials, supply chains, business operations and commercialization efforts, or through delay in the FDA’s approval of our product candidates.

The COVID-19 global pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, potential waves or cycles of the pandemic or new virus variants, and the actions to contain the virus or treat its impact. For example, ineffective or uncoordinated vaccine deployment or other responses to COVID-19, the emergence of more virulent or infectious variants of the virus, or limitations on vaccine availability could risk increasing the duration and severity of the pandemic, which could have various negative impacts on our business, the extent of which we cannot fully predict.

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

Infections and deaths related to COVID-19 also continue to disrupt certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of our product candidates.

The COVID-19 pandemic could have an adverse impact on our commercial launch plans for Trudhesa due to the continuation of government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures which may result in limiting our ability to hire a sales force prior to launch, conduct necessary trainings of such sales force and attending and presenting at various conferences or other programs. Even though Trudhesa has been approved by the FDA, continuation of these government-imposed orders may also result in patients not visiting their healthcare providers or their pharmacies to get their prescriptions filled, in-person interactions by sales and medical representatives in healthcare settings may be suspended, and any remote interactions may be less effective than in-person interactions. In addition, due to the prioritization of healthcare resources toward pandemic efforts, even remote interactions may not be possible. These factors could have an adverse impact on our business and our ability to effectively launch Trudhesa.

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

Our marketed product and all of our development product candidates utilize similar drug delivery devices. If a drug delivery device in one of our clinical trials demonstrates unanticipated biocompatibility, usability, performance or safety issues in a clinical or nonclinical study for one product candidate, our entire pipeline may be adversely affected.

Our marketed product and all of our development product candidates utilize similar POD devices, which are designed to deliver the drug into the upper nasal cavity using a gas propellant. While our product candidates have been generally well tolerated in nonclinical studies and early clinical trials, patients may in the future experience different or more severe adverse events due in part to our POD device. Any failure of our POD device to demonstrate adequate biocompatibility, usability, performance or safety could adversely affect the development, approval, or commercialization of Trudhesa or our other product candidates utilizing the same or similar POD device, including a suspension or delay of all ongoing development in our other product candidates, or our marketed product candidates, if any.

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

•
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

•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
clinical trials of our product candidates may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct nonclinical studies in addition to those we currently have planned or additional clinical trials or we may decide to abandon drug development programs for our product candidates;
•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•
our contractors, such as our CROs, clinical trial sites or investigators, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•
we may elect to, or regulators, IRBs or ethics committees may require that, we or our investigators, suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to health risks;
•
the cost of planned clinical trials of our product candidates may be greater than we anticipate;
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•
our third-party suppliers, such as our contract manufacturers of the POD device and our active ingredients, may not provide us with the information we need for our marketing submissions or may not manufacture product for us that is in compliance with regulatory requirements; and
•
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

Our marketed product and development product candidates are subject to extensive governmental regulation relating to, among other things, development, clinical trials, manufacturing and commercialization. In order to obtain regulatory approval for the commercial sale of any of our product candidates, we must demonstrate through extensive nonclinical studies and clinical trials that the candidate is safe and effective for use in each target indication.

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

•
the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•
the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies clinical trials or may refuse to accept data from nonclinical studies or clinical trials conducted in other geographies or jurisdictions;

•
data collected from clinical trials may not be sufficient to support the submission of an NDA, or other submission, or to obtain regulatory approval in the United States or elsewhere;
•
the FDA may determine that we cannot rely on the Section 505(b)(2) approval pathway for any of our product candidates, in which case we may be required to conduct additional clinical trials, provide additional data and information and meet additional standards for product approval, resulting in increased time and financial resources required to obtain FDA approval for our product candidates;
•
the FDA may determine that we have identified the wrong LD or LDs or that approval of a Section 505(b)(2) application for any of our product candidates is blocked by patent or non-patent exclusivity of the LD or LDs;
•
the FDA may require us to conduct additional clinical trials depending on the safety or exploratory efficacy data from our existing and planned future clinical trials;
•
we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for our proposed indication is acceptable;
•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications of third-party manufacturers with which we contract for clinical and commercial supplies;
•
we or any third-party manufacturers may be unable to demonstrate compliance with cGMP to the satisfaction of the FDA or comparable foreign regulatory authorities, which could result in delays in regulatory approval or require us to withdraw or recall product candidates and interrupt commercial supply of our product candidates; and
•
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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to temporarily postpone most inspections of foreign manufacturing facilities and products. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. As of July 2020, and as reflected in an August 2020 guidance document last updated May 2021, utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, the FDA is either continuing to, on a case-by-case basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. The FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace, and delays or setbacks are possible in the future. Should the FDA determine that an inspection is necessary for approval because available information raises concerns about the adequacy of the facility or site and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Additionally, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. For example, the most common adverse events in our STOP301 trial evaluating Trudhesa included nasal congestion, nausea, nasal discomfort and unpleasant taste. Moreover, we could in the future observe local toxicity in the nasal or olfactory epithelia.

If we or others identify undesirable side effects caused by our product candidates either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:

•
we may be unable to obtain regulatory approval for our product candidates;
•
our clinical trials may be put on hold;
•
regulatory authorities may withdraw approvals of our product candidates or require additional nonclinical studies or clinical trials;
•
regulatory authorities may require additional warnings in the labeling;

•
regulatory authorities may require us to implement a REMS;
•
a medication guide outlining the risks of such side effects for distribution to patients may be required;
•
we could be sued and held liable for harm caused to patients; and
•
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

We intend to market Trudhesa and our other product candidates, if approved, in international markets either directly or through partnerships. Such marketing will require separate regulatory approvals in each jurisdiction and compliance with numerous and varying regulatory requirements. The approval procedures vary from jurisdiction to jurisdiction and may require additional testing that we are not required to perform to obtain regulatory approval in the United States. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign jurisdictions or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any foreign market. If we or any future partner are unable to obtain regulatory approval for our product candidates in one or more significant foreign jurisdictions, then the commercial opportunity for our product candidates, as well as our financial condition, will be adversely affected.

Even if we receive regulatory approval for our product candidates, they will be subject to ongoing regulatory requirements, which may result in significant additional expenses. Additionally, Trudhesa and our other product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for Trudhesa and our other product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed, or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy. For example, under the Pediatric Research Equity Act, we are required to conduct certain juvenile animal and pediatric studies in accordance with the timelines set forth in our Trudhesa NDA approval letter. These studies will require significant resources. We cannot predict the outcome of these studies. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event, or AE, reporting, storage, advertising, promotion and recordkeeping for any approved product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, including reporting of certain adverse events, malfunctions, corrections and removals related to the POD device, registration, as well as continued compliance with cGMP for the drug products, the quality system regulation, or QSR, for medical devices and GCP for any clinical trials that we conduct post-approval.

Later discovery of previously unknown problems with an approved product, including AEs of unanticipated severity or frequency, or with manufacturing operations or processes, or failure to comply with regulatory requirements, may result in, among other things:

•
holds on clinical trials;
•
restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•
imposition of a REMS, which may include distribution or use restrictions;
•
requirements to conduct additional post-market clinical trials to assess the safety of the product;
•
revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•
manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;
•
fines, warning or untitled letters;
•
refusal by the FDA to approve pending applications or supplements to approved applications submitted by us, or withdrawal of product approvals;
•
product seizure or detention, or refusal to permit the import or export of product candidates; and
•
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

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including laws and regulations prohibiting marketing claims that promote the off-label use of our products or that omit material facts or make false or misleading statements about the safety or efficacy of our products. We are responsible for training our marketing and sales force not to promote our product candidates for off-label uses, but healthcare providers may use our products off-label as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. The FDA also could conclude that a claim is misleading if it determines that there are inadequate nonclinical and/or clinical data supporting the claim, or if a claim fails to reveal material facts about the safety or efficacy of our products. If the FDA determines that our promotional labeling or advertising materials promote an off-label use or make false or misleading claims, it could request that we modify our promotional materials or training content or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fines and criminal penalties.

The FDA closely regulates the pre and post-approval marketing and promotion of drugs to ensure they are promoted and marketed in compliance with the FDCA and its implementing regulations and only for the approved indications and in a manner consistent with the approved labeling. For example, our labeling for Trudhesa does not include any of the data from the exploratory efficacy endpoints that we evaluated in our Phase 3 safety clinical trial or contain any efficacy claims based on the results of this study. If the FDA disagrees with our claims or approach to describing the efficacy results from any data deemed as unreliable or uninterpretable, including our exploratory efficacy analyses, in our promotional materials, it may take enforcement action against us. In addition, without conducting head-to-head clinical trials designed to investigate the clinical superiority of our product candidates to marketed products, we would not be able to make any such claims in our promotional materials. The FDA imposes stringent restrictions on manufacturers’ communications and promotion of their products, including specific restrictions for promotions of products with Black Box Warnings. If we promote our product candidates in a manner inconsistent with the FDA-approved labeling or otherwise not in compliance with the FDCA or implementing regulations, we may be subject to enforcement action. Violations of the FDCA relating to improper promotion of prescription drugs may lead to warning letters, investigations, violations under federal and state healthcare fraud and abuse laws, including the False Claims Act, as well as state consumer protection laws.

It is also possible that other federal, state or foreign enforcement authorities might take action if they determine that our promotional or training materials promote an unapproved use or make false or misleading claims, which could result in significant fines or penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products or false or misleading claims, the FDA or another regulatory agency could disagree with the manner in which we advertise and promote our products. Violations of the FDCA may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which may lead to costly penalties and may adversely impact our business. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area, in part due to the potential for False Claims Act exposure. Competitors may also object to our promotional claims, particularly with regard to clinical superiority to marketed products, which could lead to trade complaints to FDA or other actions related to unfair competition.

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

Our relationships with health care professionals, institutional providers, principal investigators, consultants, potential customers and third-party payors are, and will continue to be, subject, directly and indirectly, to federal and state health care fraud and abuse, false claims, marketing expenditure tracking and disclosure, government price reporting, and privacy, data protection and data security laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, including, without limitation, civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal and state health care programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.

Our business operations and activities may be directly or indirectly subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. If we obtain FDA approval for any of our product candidates and begin commercializing those product candidates in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to laws of the federal government and state governments in which we conduct our business relating to privacy, data protection and data security with respect to patient information. The laws that may affect our ability to operate include, but are not limited to:

•
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
•
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
•
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
•
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
•
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
•
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
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
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
•
the Foreign Corrupt Practices Act, a United States law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals); and
•
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

Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017, or the Tax Reform Act, among other things, included a provision that repealed, effective January 1, 2019, the tax based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, in January 2021, President Biden issued an executive order to initiate a special enrollment period to allow people to obtain health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021, and instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, among others. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and the healthcare measures of the Biden administration will impact the ACA and our business. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high-cost employer-sponsored insurance plans and the medical device excise tax, and effective January 1, 2021, also eliminates the health insurer tax. The BBA, among other things, also amended the ACA, effective January 1, 2019, by increasing from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In 2020, the HHS and the CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. Additionally, the Trump and Biden administrations have both issued executive orders intended to favor government procurement from domestic manufacturers. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the current administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the pharmaceutical industry as a whole is unclear. We expect additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. It is unclear to what extent these new regulations will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements.

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration. Such reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize Trudhesa and our other product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Risks Related to Commercialization of Trudhesa and Our Other Product Candidates

Our future commercial success depends upon attaining significant market acceptance of Trudhesa and our other product candidates, if approved, among physicians, patients, health care payors and others in the medical community necessary for commercial success.

Even if we obtain regulatory approval for INP105, and INP107 or any other product candidate that we may develop or acquire in the future, Trudhesa and these other product candidates may not gain market acceptance among physicians, health care payors, patients and the medical community. There are several approved acute treatments for migraine currently on the market, including triptans, ditans, calcitonin gene-related peptides antagonists, or gepants, lasmiditan and alternative formulations of DHE, such as Migranal, which is administered intranasally. All of these will be competitive with Trudhesa and our level of market acceptance of Trudhesa for the acute treatment for migraine may be lower than we expect. Market acceptance of Trudhesa or any other approved product candidates depends on a number of factors, including:

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

Market acceptance is critical to our ability to generate significant revenue and become profitable. Trudhesa and any other product candidate that is approved and commercialized, may be accepted in only limited capacities or not at all. If Trudhesa or any other approved product candidates are not accepted by the market to the extent that we expect, we may not be able to generate significant revenue and our business would suffer.

The market for Trudhesa and our other product candidates may not be as large as we expect.

Our estimates of the potential market opportunity for Trudhesa and our other product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys, including surveys commissioned by us. These assumptions include the size of our target populations, the prevalence and incidence of each of our target indications, the number of patients receiving current treatment, the percentage of patients unsatisfied with the current treatments, the number of diagnosed but untreated patients, the compliance and adherence of patients in our target populations, the number of treatment centers and prescribing physicians and the percentage of payer acceptance. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, then the actual market for our product candidates could be smaller than our estimates of our potential market opportunity. If the actual market for any of our product candidates is smaller than we expect, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.

In addition, the FDA has required labeling restrictions on the patients and uses of Trudhesa and we anticipate may require similar labeling restrictions on our other product candidates that may be approved by the FDA, including but not limited to contraindications for use in certain populations. For example, upper nasal cavity drug delivery may not be appropriate for use by patients with certain pre-existing conditions, such as chronic rhinitis, seasonal allergies or anatomical nasal obstruction.

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

We are building a focused sales and marketing infrastructure to market Trudhesa and will potentially expand our focused sales and marketing infrastructure to market our other product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, including failure to receive marketing approval from the FDA, we would have prematurely or unnecessarily incurred these commercialization expenses. We may also inaccurately estimate the number of representatives needed to build our sales force, which may result in unnecessary expense or the inability to scale as quickly as needed. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize Trudhesa and our other product candidates, if approved, on our own include:

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

Manufacturing finished drug products, especially in large quantities, is complex. The commercialization of Trudhesa will require several manufacturing steps and may involve complex techniques to assure quality and sufficient quantity, especially as the manufacturing scale increases. Additionally, if our other product candidates receive regulatory approval, they will also require several manufacturing steps and may involve complex techniques to assure quality and sufficient quantity, especially as the manufacturing scale increases. Trudhesa and our other product candidates will need to be made consistently and in compliance with a clearly defined manufacturing process pursuant to FDA regulations. Accordingly, it will be essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, filling, labeling, packaging, storage, shipping, quality control and testing, may result in lot failures, delay in the release of lots, product recalls or spoilage. Success rates can vary dramatically at different stages of the manufacturing process, which can lower yields and increase costs. We may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and cause us to fail to satisfy contractual commitments, lead to delays in our clinical trials or result in litigation or regulatory action. Such actions would hinder our ability to meet contractual obligations and could cause material adverse consequences for our business.

Reimbursement for any approved products may be limited or unavailable, which could make it difficult for us to sell our product candidates profitably.

In both domestic and foreign markets, sales of any of Trudhesa and our other product candidates, if approved, will depend, in part, on the extent to which the costs of our product candidates will be covered by third-party payors, such as government health care programs, commercial insurance and managed health care organizations. These third-party payors decide which drugs will be covered and establish reimbursement levels for those drugs. The containment of health care costs has become a priority of foreign and domestic governments as well as private third-party payors. The prices of drugs have been a focus in this effort. Governments and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. Cost-control initiatives could cause us to decrease the price we might establish for product candidates, which could result in lower than anticipated product revenues.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our product candidates to the payor. Further, there is significant uncertainty related to third-party payor coverage and reimbursement of newly approved product candidates, including our product candidates if they are approved. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, Trudhesa and our other product candidates. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize certain of our product candidates. In addition, in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new product candidates. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved product candidates, which in turn will put pressure on pricing.

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

For our product candidates, we are aware of the following competing efforts:

▪
TRUDHESA. Approved acute treatments for migraine include triptans, ditans, gepants, lasmiditan and alternative formulations of DHE, such as Migranal, which is administered intranasally. Some of these competitor products have been launched. Some of these competitors are also developing product candidates that utilize alternative routes of administration, including Biohaven Pharmaceuticals, Inc., Amneal Pharmaceuticals, Inc., Satsuma Pharmaceuticals, Inc. and Zosano Pharma Corporation, whose product candidates use nasal pumps or other drug delivery technologies.
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

We rely entirely on third parties for the manufacturing of Trudhesa and our other product candidates that we develop for nonclinical studies and clinical trials and expect to continue to do so for commercialized products. If we encounter difficulties in negotiating manufacturing and supply agreements with third-party manufacturers and suppliers of our POD device and the active ingredients in Trudhesa , INP105 and INP107, our ability to commercialize our other product candidates, if approved, would be impaired.

We do not own any manufacturing facilities and have limited experience in drug development and commercial manufacturing. We currently rely, and expect to continue to rely, on a limited number of experienced personnel and contract manufacturing organizations, or CMOs, and suppliers, including in some cases single-source suppliers, who assist in the production, assembly, test, validation, supply, storage and distribution of our drug-device combination product candidates in our clinical trials, and we do not control their activities. While we have developmental and commercial supply agreements in place with some of our key suppliers, we may not be able to obtain terms that are favorable to us or enter into commercial manufacturing and supply agreements at all with other necessary third parties. If we are unable to enter into such agreements on commercially reasonable terms, our ability to commercialize Trudhesa and our other product candidates, if approved, would be impaired, and our business, financial condition and results of operations would be materially adversely affected.

If and when product sales for Trudhesa, or other product candidates, if approved, grow, Trudhesa and our other product candidates will require production processes to be scaled up. We will be dependent on external manufacturers and suppliers to ensure that their manufacturing processes can be scaled up adequately such that we are able to supply the market. If any of our key suppliers are unable or unwilling to scale up production, our product candidates would be impaired, and our business, financial condition and results of operations would be materially adversely affected.

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

Our success depends in part on our ability to obtain, maintain, protect and enforce patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, relating to our product candidates, our technology such as our proprietary POD nasal drug delivery platform, and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of September 30, 2021, we solely owned six issued U.S. patents, 14 pending U.S. patent applications, 32 issued foreign patents, 74 pending foreign patent applications, and two pending international applications that cover our marketed product candidates, development product candidates, and our proprietary POD nasal drug delivery platform. We may not be able to apply for patents on certain aspects of our technology and our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of any patent applications that we license from third parties, or the ability to maintain the rights to patents licensed to third parties, and should we decide to license any of our patents to third parties in the future, we may not retain sufficient rights to prosecute and enforce such patents. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing product candidates and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our technology and our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

We, our collaborators, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, post grant review and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. We have previously received communications from third parties claiming that our technology infringes on their patents. While we do not believe that these claims have merit, we cannot be certain that these third parties would not pursue infringement claims against

us. There are issued and pending patents that might claim aspects of our technology and our product candidates, and modifications that we may need to apply to our technology or our product candidates. Thus, it is possible that one or more individuals or organizations will hold patent rights to which we will need a license. If those individuals or organizations refuse to grant us a license to such patent rights or refuse to grant us a license on reasonable terms, we may not be able to market product candidates or perform research and development or other activities covered by these patents which could have a material and adverse effect on our business, financial condition, results of operations and prospects. We are obligated under certain of our license and collaboration agreements to indemnify and hold harmless our licensor or collaborators for damages arising from intellectual property infringement by us. If we, our licensor or collaborators, or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages, if we are found to have infringed willfully. In addition, we, our licensor or collaborators, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our existing or future collaborators may be unable to effectively market our technology or our product candidates, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation could divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

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

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, manufacturers and other third parties. Future growth will impose significant added responsibilities on members of our management. Our future financial performance and our ability to commercialize Trudhesa and our other product candidates, if approved, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and, if necessary, sales and marketing personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company or disrupt our operations.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop and commercialize our product candidates.

We are highly dependent on members of our senior management, including Adrian Adams, our President and Chief Executive Officer, John Hoekman, Ph.D., Chief Technology and Development Officer and one of our founders, John Leaman, M.D., our Chief Financial Officer, Leonard S. Paolillo, our Chief Commercial Officer, and Stephen Shrewsbury M.B. ChB., our Chief Medical Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. Also, each of these persons may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We face an inherent risk of product liability as a result of the commercial sale of Trudhesa and any other approved product candidate, as well as from clinical testing of our product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

▪
injury to our reputation;
▪
decreased demand for our product candidates or products that we may develop;
▪
withdrawal of clinical trial participants;
▪
costs to defend the related litigations;
▪
a diversion of management’s time and our resources;
▪
substantial monetary awards to trial participants or patients;

▪
product recalls, withdrawals, or labeling, marketing or promotional restrictions;
▪
loss of revenue;
▪
the inability to successfully commercialize Trudhesa and our other product candidates, if approved; and
▪
a decline in our stock price.

Failure to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of product candidates we develop. We currently carry product liability insurance covering the commercial sale of Trudhesa and our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, we could prevent or inhibit the development and commercial production and sale of our product candidates, which could adversely affect our business, financial condition, and results of operations.

The security of the information technology systems used in our business may be compromised, and confidential information, including non-public personal information, could be improperly disclosed.

Our information technology systems, and those of our contractors, service providers and consultants, may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, as well as employee, vendor, or contractor errors or malfeasance. As part of our business, we and our contractors and consultants maintain large amounts of confidential information, including non-public personal information on patients and our employees. Breaches in security and other information security events and incidents, including from ransomware, other malicious code, and other cyberattacks, could result in interruption to our systems and operations, or those of our contractors, consultants or our respective service providers, and the loss, unavailability, and unauthorized modification, use, acquisition or disclosure of information, including information subject to intellectual property protection or for which the loss or other compromise of such information may lead to the loss of intellectual property protection. Any such breach or other incident may result in significant costs to remediate and otherwise respond, including efforts to analyze, correct, eliminate, remediate or work around deficiencies in our systems or our security measures, recover and validate data, and to address any applicable legal or contractual obligations. Further, any actual or perceived breach in security or security incident may result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, delays in regulatory filings and approvals, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results. Like many businesses, we have been in the past, and may again be in the future, subject to phishing attacks. In 2018 we experienced a successful phishing attack. While we were able to swiftly contain and remediate this incident, without a material impact to our business, there can be no assurances that we will be able to defend against or successfully remediate any such attacks that may occur in the future. Further, companies have experienced an increase in phishing and social engineering attacks from third parties, including in connection with the COVID-19 pandemic. Also, due to the COVID-19 pandemic, the majority of our employees are working remotely. As a result, we may have increased cybersecurity and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we have implemented IT controls to reduce the risk of a cybersecurity or data security breach or incident, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees working remotely. While we expect to implement and maintain appropriate information security policies and systems in order to prevent unauthorized loss, unavailability, modification, use or disclosure of confidential information, including non-public personal information and other information relating to individuals, there can be no assurance that any such loss, unavailability, modification, use or disclosure will not occur. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we make improvements to our systems, policies and processes to prevent further breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause. Each of these could require us to divert substantial resources.

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

The market price of our common stock has been and may continue to be volatile. The market price for our common stock may be influenced by many factors, including the other risks described in this section and the following:

▪
receipt of marketing approval for our other product candidates;
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

As of September 30, 2021, our executive officers, directors and their respective affiliates owned a substantial portion of our voting stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are an “emerging growth company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in the annual reports.

We could be an emerging growth company until December 31, 2026, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under the DGCL: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.

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

The trading market for our common stock can be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our common stock could be impacted negatively. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our nonclinical studies and clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of such analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause a decline in our stock price or trading volume.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Warrant to Purchase Common Stock issued by the Company on July 2, 2021, in favor of Silicon Valley Bank, pursuant to the Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-40353	4.3	August 16, 2021

4.2	Warrant to Purchase Common Stock issued by the Company on July 2, 2021, in favor of Oxford Finance, LLC pursuant to the Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-40353	4.4	August 16, 2021

4.3

Warrant to Purchase Common Stock issued by the Company on September 30, 2021, in favor of Oxford Finance, LLC pursuant to the Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.

						X

4.4

Warrant to Purchase Common Stock issued by the Company on September 30, 2021, in favor of Silicon Valley Bank, pursuant to the Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.

						X

10.1	Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-40353	10.4	August 16, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Impel Neuropharma, Inc.
Date: November 15, 2021	By:	/s/ Adrian Adams
Adrian Adams
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ John Leaman
John Leaman, M.D
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)