Form 10-K
period 2021-12-31
IMPEL NEUROPHARMA INC
filed 2022-03-29
CIK 1445499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-40353

IMPEL NEUROPHARMA, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-3058238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Elliott Avenue West, Suite 260, Seattle, WA (Address of principal executive offices)	98119 (Zip Code)

Registrant’s telephone number, including area code: (206) 568-1466

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IMPL	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2021 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $8.85 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $39.1 million.

The number of shares of Registrant’s Common Stock outstanding as of March 16, 2022 was 23,148,150.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”).

Signatures	123

PART 1

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. This section should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8 of this report. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

•
our ability to successfully execute our commercialization strategy for Trudhesa;
•
our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations or warnings in the label of any approved product;
•
the timing or likelihood of regulatory filings and approvals;
•
the size and growth potential of the market for Trudhesa and the markets for our other product candidates, if approved for commercial use, and our ability to serve those markets;
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
•
our ability to expand our sales force to address effectively the new indications, geographies and types of organizations we intend to target;
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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part I, Item 1A — “Risk Factors,” and elsewhere in this report. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. In this report, “we,” “our,” “us,” “Impel,” and “the Company” refer to Impel Neuropharma, Inc.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

The marks “IMPEL,” “POD,” “Trudhesa,” “IMPELPOD” and the Impel NeuroPharma logo and our other registered or common law trade names, trademarks or service marks appearing in this report are the property of Impel. All other service marks, trademarks and trade names appearing in this report are the property of their respective owners.

PART I

Item 1. Business.

Overview

We are a commercial-stage biopharmaceutical company developing transformative therapies for people suffering from diseases with high unmet medical needs, with an initial focus on the Central Nervous System, or CNS. Our company was founded on the premise that the upper nasal space can be an optimal treatment entry point for CNS and other diseases where rapid vascular absorption can result in superior clinical outcomes. Our strategy is to pair our proprietary POD upper nasal delivery technology with well-established therapeutics or other therapeutics where rapid vascular absorption is preferred to drive therapeutic benefit, improve patient outcomes, reduce drug development risk and expand the commercial opportunity within our target diseases. On September 2, 2021, the FDA approved our NDA for Trudhesa, for the acute treatment of migraine headaches with or without aura in adult patients. We launched Trudhesa in early October 2021. Since 2016, we have identified and advanced several product candidates, including INP105 for the acute treatment of agitation and aggression in patients with Autism Spectrum Disorder, or ASD. Our pipeline of proprietary product candidates also includes INP107 for the treatment of OFF episodes in Parkinson’s Disease, which we are actively looking to partner for future development.

We have designed our proprietary POD technology to target the vascular-rich upper nasal space, and to provide rapid absorption, consistent drug biodistribution and ease of use for a patient, provider or caregiver. Our goal with our POD technology is to deliver injection-like clinical outcomes non-invasively. We believe that we are the first company to successfully harness the benefits of delivery to the upper nasal space to improve delivery and the pharmacologic potential of CNS therapies.

The following table summarizes our marketed product and development other product candidates, each of which is wholly owned:

POD Technology

Using our proprietary POD technology, we have developed devices that deliver therapeutics directly to the upper nasal space. These devices are designed to offer several key benefits compared to traditional nasal delivery systems, including:

•
Rapid Onset. The precise spray plume and biphasic nature of delivery to the upper nasal space allows for superior dose deposition and rapid absorption into the systemic circulation as compared to traditional nasal delivery systems.
•
Consistent Drug Bioavailability. Metered propellant dosing allows for more consistent blood levels than typically seen with traditional nasal sprays and are equivalent, or superior, to those achieved through IM injections.
•
Improved Patient-Provider Experience. Our proprietary gas propulsion mechanism eliminates the need for coordination of breathing and enables delivery of a dosing in 1/10th of a second, enabling self- or provider-administration in a manner that improves patient comfort and compliance.
•
Manufacturability. Separation of propellant and drug within the POD device helps streamline CMC development, as we are not constrained by the limits of co-formulating our therapeutics inside a pressurized propellant canister.
•
Formulation Versatility. The POD device is versatile and can deliver both liquid and powder formulations in order to potentially address a wide variety of indications across multiple therapeutic areas.
•
Strong Intellectual Property Position. We believe that we have a strong global intellectual property position relating to Trudhesa and our other product candidates. Our patent portfolio as of February 1, 2022, contained 8 U.S. issued patents and 34 patents issued in ex-U.S. jurisdictions related to Trudhesa, our POD technology, and combination products in development. We also have 13 U.S. pending applications as well as 80 patent applications pending in ex-U.S. jurisdictions. Our patent portfolio is expected to provide patent protection ranging from 2032 to 2040.

We believe that our in-house technical and development expertise positions us to address unmet medical needs across multiple therapeutic areas by delivering well-established and novel drugs consistently, rapidly and non-invasively. Our technical and development expertise has allowed us to rapidly identify and develop our product candidates to their current state in under five years. For example, INP105 was advanced from lead candidate selection to development of more than 20 formulations, the completion of five nonclinical studies, and ultimately a proof-of-concept clinical trial, within 16 months. We have tested over 30 small molecules and biologics for suitability of nasal drug administration with our proprietary

POD technology. This depth of knowledge and experience, along with our proprietary technology, creates a platform for rapid additional pipeline expansion. In addition to our technology and development expertise, our strong intellectual property portfolio protects multiple aspects of our approach to delivering drug to the upper nasal space. We believe that our apparatus, composition of matter and method of use intellectual property can provide strong exclusivity protection to our product candidates.

Marketed Product and Our Development Product Candidates

Trudhesa (Acute Treatment of Migraine)

Trudhesa (formerly known as INP104) is a liquid formulation of DHE administered to the upper nasal space using our proprietary POD technology for the acute treatment of migraine headaches with or without aura in adults. Migraine is a growing market projected to triple in size to over $10 billion by 2028 with the introduction of multiple new product offerings and an expected increase in disease awareness and diagnosis. DHE is widely used as part of a standard of care for treatment of migraines, despite being limited to IV and injection delivery or traditional nasal administration. IV delivery requires administration in physicians’ offices, migraine clinics and hospitals, and traditional nasal administration has been challenged by inconsistent efficacy.

In June 2020, we announced the following exploratory efficacy results of our STOP301 trial to evaluate the safety and tolerability of long-term, intermittent use of Trudhesa as an acute treatment of migraine with or without aura in adult patients. In this trial, baseline results prior to trial initiation were based on migraine attacks where patients used their standard acute migraine medication. In the trial:

•
38% of patients were pain free at two hours after their first dose of Trudhesa.
•
52% of patients receiving Trudhesa were free of their most bothersome migraine symptom at two hours.
•
Patients treated with Trudhesa also demonstrated improvement in pain relief: 16% of patients treated with Trudhesa had pain relief within 15 minutes of treatment, and 66% had pain relief within two hours.

The exploratory endpoints of the trial also included an assessment of the following long-term outcomes of Trudhesa when patients were treated for six months:

•
39% of patients treated with Trudhesa remained pain free at two hours through three months of treatment and 35% of patients treated with Trudhesa remained pain free at two hours through six months of treatment.
•
Patients who received Trudhesa saw a 48% reduction in the frequency of their migraines compared to baseline during the 24-week trial.
•
93% and 86% of patients achieving pain freedom at two hours after their first dose of Trudhesa did not suffer a relapse in migraine or require a rescue medication at 24 hours and 48 hours, respectively.
•
Health economic data showed a meaningful reduction in the usage of healthcare resources by patients treated with Trudhesa versus their baseline. Emergency room visits were reduced by approximately 73% and hospitalizations and urgent care visits were reduced by 100%.

Although the trial was not powered to determine statistical significance of the exploratory efficacy endpoints, we believe these exploratory endpoints provide important data for evaluating the clinical benefit of Trudhesa and showed consistency with the generally understood benefits of DHE for the acute treatment of migraines. The primary endpoints of the STOP 301 trial were safety and tolerability of long-term, intermittent use. In this trial, Trudhesa was generally well tolerated. There were a total of seven treatment emergent SAEs, none of which were determined by the investigator to be related to Trudhesa or led to withdrawal from the trial. There were also no significant changes to sense of smell, and no significant abnormal findings from nasal endoscopy examinations.

In November 2020, we submitted an NDA for Trudhesa for the acute treatment of migraine headaches with or without aura in adult patients. On September 2, 2021, the FDA approved our NDA for Trudhesa for the acute treatment of migraine headaches with or without aura in adult patients.

In early October 2021 we successfully executed the commercial launch of Trudhesa in the United States with a specialty sales force of approximately 60 representatives. In the first three months of the launch there were over 4,200 prescriptions of Trudhesa written by over 600 prescribers. Our commercial efforts are currently focused on high value prescribers and early adopters, beginning with 8,000 of the highest volume migraine treatment prescribers. Based on recent migraine treatment product launches, such as ubrogepant and rimegepant, we believe this approach can be successful in accessing the concentrated prescriber bases in migraine. This target base includes approximately 5,600 neurologists and

2,400 high prescribing primary care physicians and headache specialists who have significant experience with prescribing DHE. These groups make up 34% of the migraine treatment prescriptions, 59% of all acute branded prescriptions and 66% of all DHE prescriptions written in 2021 in the United States. In particular, neurologist prescription productivity has grown an average of approximately 20% per year over the last three years, a growth figure aided by an increase in the number of patients seeking treatment from neurologists and primary care physicians for migraine. We plan to gradually increase the size of our salesforce to approximately 120 representatives allowing us to target an additional 8,000 high prescribing physicians that we believe will enable us to expand coverage to 45% of all migraine treatment prescriptions in the United States. Our commercial infrastructure provides HCP and patient centered distribution, access, promotion, and education. To facilitate early adoption and access, we launched the “Trudhesa Direct” pharmacy partnership and bridge co-pay program. We have listed Trudhesa with a WAC price of $850 for four doses which constitutes one prescription. Importantly, we have secured managed care contracts providing access to Trudhesa for 80% of commercial lives in the United States. With approximately 71% of migraine prescriptions paid by commercial payors, we believe this represents a significant step forward in our commercial efforts and for patients. We have deployed a robust sample program to ensure trial with Trudhesa for patients seeking better treatments and outcomes. Through both our commercial and medical affairs infrastructure we have engaged healthcare practitioners and patients, partnered with national associations and actively supported advocacy groups in the migraine market. These efforts have been, and will continue to be, supplemented with non-personal promotion to all targeted and non-targeted medium value physicians. To capture the maximum commercial opportunity of Trudhesa, we may also selectively seek partners to commercialize the product outside of our target markets, including additional penetration within the broader primary care setting, as well as in geographies outside of the United States.

INP105 (Acute Treatment of Agitation and Aggression in Autism Spectrum Disorder)

We are currently developing our second product candidate, INP105, as an upper nasal formulation of olanzapine administered using our proprietary POD technology for the treatment of agitation and aggression associated with ASD. ASD is a neurodevelopmental disorder affecting approximately 3.5 million children and adults in the United States and characterized by persistent difficulties in social communication and social interaction, coupled with restricted, repetitive patterns of behavior and higher aggression rates. Agitation and aggression are frequent and difficult to manage symptoms and are associated with negative outcomes for patients with ASD and their caregivers, including decreased quality of life, increased stress levels, and reduced availability of educational and social support. Despite two approved chronic therapies, a survey of parents and caregivers of children and adolescents with ASD found that 68% of these individuals have a history of demonstrating aggression to a caregiver and 49% of these individuals have a history of demonstrating aggression to a non-caregiver. Based on a study of emergency room usage in Canada, which found that 18% of individuals with ASD aged 12 and up had visited the emergency room within the past year, and that approximately 34% of such visits were for mental health issues, we estimate that approximately 220,000 patients with ASD in the United States seek emergency room care due to mental health issues annually. Current treatment strategies include functional behavioral assessment, reinforcement strategies, functional communication training, and the use of second-generation antipsychotics. With an increasing rate of ASD diagnosis, we believe that the development of effective therapeutic and pharmacologic methods for preventing and treating aggression are essential to improving outcomes in this disorder. Currently, there is no approved acute treatment for patients living with ASD once there is onset of agitation leading to aggression, and we believe that INP105 has the potential to be an on-demand therapy in this indication.

In a double-blind, placebo-controlled, single ascending dose Phase 1 clinical trial in 40 healthy adults conducted in Australia, we observed similar bioavailability for INP105 compared to equivalent doses of olanzapine delivered through IM administration, as measured by the area under the plasma drug concentration-time curve, or AUC, which reflects the actual body exposure to the drug after administration of a drug dose. The maximum drug concentration, or Cmax, was similar dose for dose to IM injection and the achieved time to maximum drug concentration, or Tmax, was 25-22% faster than that of IM olanzapine.

Based on its pharmacokinetic profile and method of administration, we believe INP105, if approved, has the potential to treat acute agitation and aggression events in this under-served population and in patients’ homes, potentially reducing visits to the emergency room and limiting the need to call in reinforcements to help caregivers. We plan to initiate a double-blind, placebo-controlled Phase 2 proof-of-concept clinical trial of INP105 in adolescents with ASD in the United States in the first half of 2022 and expect to report topline results by the end of 2022.

INP107 (Treatment of OFF Episodes in Parkinson’s Disease)

We have developed the clinical stage combination product INP107 as an upper nasal formulation of carbidopa/levodopa administered using our proprietary POD technology for the treatment of OFF episodes in Parkinson’s Disease, or Parkinson’s. The overall Parkinson’s market is expected to grow to over $8.4 billion by 2026, with emerging treatments for OFF episodes contributing to that growth. Current standard of care for the symptomatic treatment of Parkinson’s is oral levodopa; however when levodopa levels fall below their therapeutic range, patients may lose adequate control of motor symptoms, which are referred to as OFF episodes. Carbidopa is co-administered with levodopa to slow levodopa’s rapid metabolism, thereby increasing the amount of levodopa available for the symptoms of Parkinson’s. INP107 is a self- or caregiver-administered, upper nasal therapy candidate designed to provide rapid delivery of levodopa to the brain for the treatment of OFF episodes. In 2019, we completed a Phase 2a clinical trial of INP107, and a levodopa-only formulation, in Australia, which demonstrated an encouraging pharmacokinetic profile in Parkinson’s patients. Based on results of the Phase 2a clinical trial and our focus on the Trudhesa and INP105 programs we are actively looking to partner the INP107 asset for further development.

Our Team

We have assembled a team of scientific, clinical and business leaders with deep expertise in neuroscience and a track record of building, growing and commercializing new products. Our Chairman and Chief Executive Officer, Adrian Adams, has over 25 years of pharmaceutical experience with an emphasis on commercialization and strategic execution. Our co-founder and Chief Technology and Development Officer, John Hoekman, Ph.D., has over 15 years of experience in investigating upper nasal drug delivery and nose-to -brain delivery, is an inventor of our proprietary POD technology, is widely recognized as a pioneer in upper nasal space drug delivery and has evaluated over 30 CNS targeting compounds with over six different modalities including small molecules, proteins, peptides and antibodies as opportunities for upper nasal space delivery. Our Chief Financial Officer and Chief Business Officer, John Leaman, M.D., has over 15 years of pharmaceutical experience with an emphasis on public company financial oversight, corporate strategy and business development. Our Chief Medical Officer, Stephen Shrewsbury, M.B. ChB., has over 30 years of experience in developing pulmonary and nasal drug delivery and CNS therapies at pharmaceutical companies including GlaxoSmithKline, Chiron Corporation and MAP Pharmaceuticals, where he led the development of Levadex. Our Chief Commercial Officer, Leonard S. Paolillo, has nearly 20 years of experience with various companies in the healthcare and pharmaceutical industries, including Warner Chilcott and Kyowa Kirin. We are supported by our board of directors, scientific advisory boards and a group of leading biotechnology-focused investors, including KKR Iris, Norwest Venture Partners, 5AM Venture Management, LLC, venBio and Vivo Capital.

Our Strategy

Our goal is to deliver transformative therapies, harnessing the benefits of delivery to the upper nasal space, to patients suffering from CNS diseases and other diseases with high unmet medical needs. The key tenets of our strategy to accomplish this goal include:

•
Successfully commercialize Trudhesa for the acute treatment of migraine. In early October 2021 we successfully executed the commercial launch of Trudhesa in the United States with a specialty sales force of approximately 60 representatives. In the first three months of the launch there were over 4,200 prescriptions of Trudhesa written by over 600 prescribers. Our commercial efforts are currently focused on high value prescribers and early adopters, beginning with 8,000 of the highest volume migraine treatment prescribers. Based on recent migraine treatment product launches, such as ubrogepant and rimegepant, we believe this approach can be successful in accessing the concentrated prescriber bases in migraine. This target base includes approximately 5,600 neurologists and 2,400 high prescribing primary care physicians and headache specialists who have significant experience with prescribing DHE. These groups make up 34% of the migraine treatment prescriptions, 59% of all acute branded prescriptions and 66% of all DHE prescriptions written in 2021 in the United States. In particular, neurologist prescription productivity has grown on average by approximately 20% per year over the last three years, a growth figure aided by an increase in the number of patients seeking treatment from neurologists and primary care physicians for migraine. We plan to gradually increase the size of our salesforce to approximately 120 representatives allowing us to target an additional 8,000 high prescribing physicians that we believe will enable us to expand coverage to 45% of all migraine treatment prescriptions in the United States. These efforts have been, and will continue to be, supplemented with non-personal promotion to all targeted and non-targeted medium value physicians. To capture the maximum commercial opportunity of Trudhesa, we may also selectively seek partners to commercialize the product outside of our target markets, including additional penetration within the broader primary care setting, as well as in geographies outside of the United States.
•
Rapidly advance INP105 through clinical development for the acute treatment of agitation and aggression associated with ASD. We believe INP105 has the potential to become a first-line on-demand therapy for the safe and rapid treatment of agitation and aggression events in patients with ASD. Based on the positive clinical data generated to date, INP105’s rapid onset of action and non-invasive delivery, we believe it is well positioned to expand the treatment setting beyond the emergency department to administration in in-patient treatment facilities and patients’ homes by parents or caregivers. We believe INP105 has the potential to reduce emergency room visits for the approximately 220,000 ASD patients in the United States that we estimate seek care due to mental health issues annually. We anticipate initiating a double-blind, placebo-controlled Phase 2 proof-of-concept clinical trial of INP105 as an acute treatment of agitation and aggression associated with ASD in adolescents and young adults in the United States in the first half of 2022 and anticipate reporting topline results by the end of 2022.

•
Maximize the therapeutic and commercial potential of our proprietary POD technology platform. Based on the unique characteristics and versatility of our proprietary POD technology, and expertise with developing novel drug formulations, we believe we are positioned to address multiple therapeutic areas with unmet medical needs. Our current strategy is to pair proven therapeutics with our proprietary POD technology and, thus, reduce risk by capitalizing on these therapeutics’ known safety, efficacy and commercialization history. We also intend to pair our proprietary POD technology with new chemical entities. While our initial focus is to address CNS diseases, we intend to explore the broader therapeutic utility of our POD technology in diseases where rapid vascular absorption can result in superior clinical outcomes. In doing so, we may elect to enter into collaborations for third-party product candidates for which we believe that our technologies and expertise may be valuable.
•
Expand applications of our existing product candidates. Our goal is to maximize the commercial potential of our existing product candidates by exploring additional indications. For example, in the case of INP105, in addition to patients with ASD, we believe the product candidate has potential utility as an acute treatment of agitation and aggression associated with bipolar disorder and schizophrenia. We plan to selectively pursue development in follow-on indications and in-patient populations where our product candidates can deliver meaningful clinical impact, and we have a clear clinical and regulatory approval pathway and that we believe we can commercialize successfully, if approved.
•
Independently develop and commercialize product candidates in indications and geographies where we believe we can maximize value. Given the potential of our POD technology and product candidates to treat a wide range of diseases, we believe that it will be important to maintain in-house discipline with respect to our development and commercialization efforts. We have a disciplined strategy to maximize the value of our pipeline by retaining development and commercialization rights to those product candidates, indications and geographies that we believe we can ultimately commercialize successfully on our own if they are approved. We plan to collaborate on product candidates that we believe have promising utility in disease areas or patient populations that are better served by the resources or specific expertise of other biopharmaceutical companies.

Our Technology

We have developed upper nasal space devices to enable differentiated clinical profiles for our product candidates. These devices utilize our proprietary POD technology propellant and a biphasic spray that creates a precise plume or stream of drug to initially reach the vascular-rich upper nasal space and then a second puff of propellant to further distribute drug across the upper nasal space. Two of our devices are depicted below.

We have designed our proprietary POD technology to target the vascular-rich upper nasal space, and to provide rapid absorption, consistent drug biodistribution and ease of use for a patient, provider or caregiver. Our goal with our POD technology is to deliver injection-like clinical outcomes non-invasively. We believe that we are the first company to successfully harness the benefits of delivery to the upper nasal space to improve the therapeutic potential of CNS therapies. Traditional nasal pumps have suffered from high variability and low overall absorption. These characteristics have generally limited the nasal route of administration to local treatment of allergies or nasal inflammation. We have pioneered research into systemic drug delivery through the upper nasal spacey, the anatomy of which is depicted in the picture below, to the CNS. We have demonstrated with multiple molecules that targeting the upper nasal space could improve the bioavailability and biodistribution of drugs into the systemic circulation. The upper nasal space is more permeable, has a higher density of vasculature and has a reduced clearance rate compared to the lower nasal space. These advantages of the upper nasal space may allow for a better consistency in dosing and uptake as well as the potential for faster time to onset of action. We have spent years developing device technologies and drug formulations to take advantage of this route of administration. We currently pair our technologies with established therapeutics approved through other routes of administration to create drug-device combination product candidates with the potential to address significant unmet medical needs and broaden the addressable patient population within our initial indications. This technology also offers potential to expand into other therapeutic areas.

As demonstrated in the figures below, compared to traditional nasal pumps, which have a diffuse aerosol spray, the POD technology creates a soft focused stream which consistently delivers drug to the upper nasal space. The figure on the top left shows a demonstrative spray pattern of DHE in our proprietary POD technology. The figure on the top right shows a demonstrative spray pattern of DHE in a traditional nasal pump. The figure on the bottom left shows the different route to the CNS as a result of upper nasal space delivery.

POD Technology Traditional Nasal Pump

Potential Advantages of Upper Nasal Space Delivery
▪ Rapid uptake into the blood stream
▪ Decreased dripping and swallowing
▪ Consistent dosing and distribution

Our proprietary POD technology is designed to offer a number of key benefits compared to traditional nasal delivery systems. These features include:

•
Dose Consistency. Consistent dosing is critical to producing predictable and reproducible clinical outcomes. Unlike existing nasal delivery systems, which rely solely on mechanical pressure to deliver the drug into the nasal space, our proprietary POD technology utilizes hydrofluoroalkane, or HFA, gas as a propellant to expel the drug from our device into the upper nasal space, allowing us to achieve dose consistency within a 15% standard deviation of the mean consistent with guidance from the FDA.
•
Biphasic Spray. The POD devices deliver drugs through a biphasic spray, which consists of a first phase that delivers the drug to the upper nasal space and then a second phase that further distributes the drug across the mucosa of the upper nasal space.
•
Narrow Plume Geometry. Traditional nasal delivery systems create a wide aerosol plume that is typically unable to get through the two-to-three millimeter wide nasal valve and into the upper nasal space, which creates variability in the absorption of the drug. The POD devices use a proprietary drug flow path and nozzle to create a narrow spray plume that can deliver drug past the nasal valve and into the upper nasal space.
•
Reduces Human Error. Conventional nasal spray devices rely on the user to breathe in through their nasal passages while the dose is being administered. This can be challenging for patients to perform synchronously and consistently. The POD device uses HFA gas to expel drug into the upper nasal space. The HFA gas is metered out in a consistent manner regardless of how much force the user applies to actuate the device. The HFA gas is then able to consistently expel the drug with less chance for user error. These features allow the POD devices to be used independently of patients’ breathing coordination, which may lead to more consistent drug absorption.
•
Separated Drug and Propellant. In our product candidates, the drug formulation and propellant are maintained in separated compartments of the device until delivery of the dose. This separation of the drug and propellant allows us to formulate our product candidates without being constrained by the limits of formulating inside a pressurized propellant canister. We are developing POD devices for both liquid and powder drug formulations, and we believe that these devices can deliver a wide range of total dose.

We have developed unique POD devices for each of nonclinical development, early clinical trials, pivotal studies and commercialization. We have spent years developing these nonclinical devices and methods to create a robust early development process. With each of our product candidates, we have done extensive nonclinical testing to assess safety and expected clinical performance. Our proprietary POD technology allows for rapid decision making when advancing product candidates into clinical development by testing a variety of doses and formulations. With our proprietary POD technology, we have evaluated in a nonclinical setting multiple additional candidates that could be developed further in the future.

In addition to our proprietary POD technology, we have expertise in developing proprietary upper nasal formulations that further improve the product profile. The flexibility of our proprietary POD technology to deliver both liquid and powder formulations allows us to develop the most appropriate formulation for the patient, indication and dosing regimen. We evaluate each molecule in early development with the goal of making the simplest robust formulation using inactive ingredients present in FDA-approved drug products. Our proprietary POD technology is not reliant on breath coordination and our nasal drug formulations do not need to achieve a specific particle size range like pulmonary delivery products, which allows for more flexibility in the manufacturing process. Our expertise in upper nasal formulation allows us to select therapeutics that are already in wide use and regarded as safe in other delivery formats, for our product candidate pipeline. We believe we can also pair our proprietary POD technology with new chemical entities.

We believe that we have the ability to use our proprietary POD technology and upper nasal formulation expertise to produce product candidates that allow for convenient, non-invasive administration with the potential for injection-like clinical outcomes. Given their ease of administration, our product candidates can be self- or caregiver-administered outside of traditional patient care settings, thus expanding patient access. Additionally, our separation of propellant and drug in the POD device allows for reduced CMC risks. The unique characteristics of our product candidates have the potential to address unmet needs across multiple CNS diseases.

We have issued patent claims covering certain devices and methods of drug delivery, as well as pending patent applications directed to certain other embodiments of our device, drug formulations and methods of using our current product candidates. We believe that this apparatus, composition of matter and method of use intellectual property can provide strong exclusivity protection to our product candidates. Our existing solely owned patent portfolio is expected to provide patent protection ranging from 2032 to 2040, unless we receive patent term adjustment or patent term extension, or both.

Marketed Product and Our Development Product Candidates

Trudhesa for the Acute Treatment of Migraine

Trudhesa is a liquid formulation of DHE administered using our proprietary POD technology to the upper nasal space for the acute treatment of migraine headaches with or without aura in adult patients. Trudhesa was previously known as INP104. DHE is widely used as part of a standard of care for the acute treatment of migraines but is generally limited to IV and injection delivery administered in physicians’ offices, migraine clinics and hospitals, or nasal delivery to the lower nasal space. In June 2020, we announced positive results from our 360-patient STOP 301 trial to evaluate the safety and tolerability of long-term, intermittent use of Trudhesa, and in November 2020, we submitted an NDA for Trudhesa for the acute treatment of migraine headaches with or without aura in adult patients. On September 2, 2021, the FDA approved our NDA for Trudhesa. Trudhesa is not indicated for the preventive treatment of migraine or the management of hemiplegic or basilar migraine.

Disease Overview and Market Opportunity

Migraine is a chronic and debilitating disorder characterized by recurrent attacks generally lasting four to 72 hours with multiple symptoms, including typically one-sided, pulsating headaches of moderate to severe pain intensity that are associated with nausea or vomiting, sound sensitivity, smell sensitivity and light sensitivity. Migraines are often preceded by transient neurological warning symptoms, known as auras, which typically involve visual disturbances such as flashing lights but may also involve numbness or tingling in parts of the body. Migraines are both widespread and disabling.

The State of U.S. Health, 1990-2016 Study rates migraine as the fifth leading cause of years lived with disability in 2016. Based on market research commissioned by us, we believe that approximately 31 million individuals in the United States suffer from migraine attacks. Most sufferers experience migraine attacks once or twice per month and over 1.2 million emergency room visits per year are for acute treatment of migraine attacks. Migraine is a growing market projected to triple in size to over $10 billion by 2028 with the introduction of multiple new product offerings and an expected rise in disease awareness and diagnosis. Additionally, with the approvals of monoclonal antibodies against calcitonin gene-related peptide for migraine prevention and the approvals of new therapies for the acute treatment of migraine, such as oral gepants and lasmiditan, the awareness of migraine and its impact, and treatment options are expected to continue to grow. Of the approximately 18 million diagnosed migraine patients, approximately 12 million are not on active treatment. Of the six million patients diagnosed and on prescription treatment, up to 79% of the patients are willing to try another medication for the acute treatment of migraine. Further, in a 2017 survey of nearly 4,000 U.S. patients using oral acute prescription medication for migraine, 96% said they were dissatisfied with at least one aspect of their treatment, 48% said they can still have pain two hours after taking medication and 38% said their headache returns within 24 hours of getting relief.

Acute Treatment of Migraine and Limitation of Other Approved Treatments

Until the recent approval of the gepants and lasmiditan drugs, there has been limited innovation in the acute treatment of migraine since the introduction of triptans in 1992. Additional pharmacologic agents used for the acute treatment of migraine include analgesics, non-steroidal anti-inflammatory drugs, anti-emetics and ergots. The migraine market has steadily increased from approximately 20 million prescriptions in 2017 to approximately 30 million prescriptions in 2021, while triptans’ share of the migraine market has steadily decreased from approximately 97% in 2017 to 75% in 2021. While triptans remain the most common prescribed therapy for migraines, they possess four major limitations that result in an unmet need for migraine patients:

•
Unmet Need for Efficacy. Approximately 30% to 40% of migraine patients do not fully respond to triptans, and alternatives, including gepant and lasmiditan drugs, are limited. Triptans have also been shown to be more efficacious when taken early in a migraine attack, but those patients who wait or delay treatment may not experience the full benefit of triptan therapy.
•
Need for More Rapid Onset. While triptans have improved the treatment of migraine, their onset of pain relief is relatively slow. Historically, estimated onset of significant pain relief with oral triptans occurs between one and three hours after dosing.
•
Need for Longer Duration of Effect. Published studies cite that the recurrence within 24 hours of an effectively treated migraine is a common reason given for dissatisfaction with triptans.
•
Opportunity for Improved Tolerability Profile. Triptans can be associated with the following side effects: dizziness, dry mouth, feeling heavy in one's face, arms, legs, and chest, feeling sleepy, flushing, muscle weakness and nausea.

The recent approvals of gepant and ditan drugs have introduced new migraine treatment options into the market. While these oral medications are generally an improvement over triptans, there remains a significant unmet need. As oral medications, these products have relatively low efficacy and persistence rates. Further, ditans have significant potential side effects, including potential driving impairment, sleepiness and dizziness. In a recent survey of neurologists and headache specialists, a substantial majority of surveyed physicians agreed that the association between migraine and gastrointestinal disorders is important in the acute treatment of migraine, as it may result in lowered efficacy due to lack of proper absorption. In the same survey, these physicians generally agreed that an upper nasal delivery would have the potential to provide fast and consistent relief.

DHE is an acute therapy and an alternative to existing treatments that has been used for more than 60 years to safely and effectively treat migraine. DHE is widely used as part of a standard of care for treatment of migraines, despite being limited to IV and injection delivery or traditional nasal administration. IV and injection delivery require administration in physicians’ offices, migraine clinics and hospitals, and traditional nasal administration has been challenged by inconsistent efficacy. The AUC of DHE in the first two hours of exposure, or AUC0-2hr, is thought to be critical for achievement of pain relief in acute migraine. Many headache specialists consider DHE to be the current standard of care for the treatment of status migrainosus, which is a condition characterized by debilitating migraines that last more than 72 hours. Unlike triptans, DHE is known to bind to multiple receptors theorized to be implicated in migraine onset and duration. DHE also offers fast-onset efficacy, with continued protection from a single dose at any point during an attack. DHE overcomes many of the limitations of other existing treatments but in its current methods of administration present a number of limitations resulting in unmet needs for migraine patients, including:

•
Need for More Convenient and Consistent Dosing. DHE is available for administration both intravenously and nasally. Intravenous administration of DHE requires the supervision of a healthcare provider and is typically performed in a headache clinic or hospital setting, requiring the patient to travel while suffering with the migraine. DHE administrated nasally with traditional, lower space devices may lead to inconsistent dosing and slower speed of effect and pain relief.
•
Opportunity for an Improved Tolerability Profile Compared to Intravenous Administration. One of the common side effects of conventional DHE administered intravenously is nausea, which is thought to be due to the high Cmax. Patients who receive DHE intravenously are usually administered an anti-nausea medication beforehand.

A survey of neurologists commissioned by us found that most neurologists are familiar with DHE and its mechanism of action as an acute therapy for migraine, and nearly all are interested in a new DHE delivery system.

Our Solution: Trudhesa

We believe Trudhesa has the potential to be a preferred therapy for the acute treatment of migraines. Trudhesa delivers DHE to the richly-vascularized upper nasal space, offering the potential for rapid and consistent biodistribution without injection. We believe that Trudhesa provides patients with the following benefits when compared to existing migraine therapeutics:

•
Rapid Onset. The delivery of DHE through our POD technology may offer rapid onset of pain relief similar to IV DHE and investigational pulmonary inhaled DHE (MAP0004). As observed in our completed studies, Trudhesa administration resulted in a total plasma exposure of DHE in the first two hours of dosing (at 1595 pg*h/mL) similar to that seen after MAP0004 dosing (1447 pg*h/mL).
•
Long-lasting. DHE has been shown to interact with multiple receptors theorized to be implicated in migraine onset and duration. The durability of effect, as observed in our exploratory efficacy analyses by lower migraine recurrence with Trudhesa (7% at 24 hours and 14% at 48 hours for all migraine attacks, weeks 1 -24) versus triptans (45%), is likely attributable to longer-lasting effect at receptors such as 5-HT1B and 5HT-1D. In our Phase 1 clinical trial, Trudhesa was observed to have similar blood levels of DHE compared to IV DHE from measurements at 30-minutes through 48-hour.
•
Broad Target Population. Based on historical DHE use, Trudhesa, like other forms of DHE, may provide a higher response rate than triptans and has the potential to treat patients who have not previously responded to triptans. Similar to other forms of DHE, Trudhesa may also be effective against patients who suffer from morning migraine, severe and prolonged migraine, menstrual migraine or have cluster headache. Migraine treatment with DHE has also demonstrated efficacy, independent of when the migraine treatment is initiated, based on DHE reversing central sensitization, while triptans are ineffective once the migraine becomes centralized.
•
Convenient and Consistent Delivery. Trudhesa is non-injectable, with the DHE dose delivered in 3/10ths of a second with minimal coordination from the patient. Trudhesa has demonstrated more consistent blood levels than traditional nasal spray, yielding improved blood levels and a lower coefficient of variance with doses. Further, in our STOP 301 trial, 84% of trial participants agreed or strongly agreed with the statement that Trudhesa was “easy to use” and preferred it over their current therapy.
•
Low Incidence of Side Effects. Nausea and vomiting related to DHE therapy are linked to the high Cmax related to IV administration. In our completed clinical trials, Trudhesa has shown to be generally well-tolerated with few instances of nausea and vomiting. In fact, it was self-reported in less than 1% of the 6,332 doses of Trudhesa administered over the full duration of the STOP 301 trial.
•
Reducing the Need for Additional Healthcare Resources for Acute Treatment of Migraines. EAER data from our STOP 301 trial showed a significant reduction in the usage of healthcare resources by patients treated with Trudhesa versus their baseline. By reducing the need for emergency room visits for patients with migraines, Trudhesa has the potential to improve patients’ quality of life and reduce resource strain on healthcare facilities.

STOP 301 Trial Results

Our STOP 301 trial conducted in the United States evaluated the safety and tolerability of long-term, intermittent use of Trudhesa in 354 patients for 24 weeks, with 74% of patients completing the treatment period, with a subset of 73 patients continuing for up to a total of 52 weeks, with 90% of continuing patients completing this extended treatment period. In total, 5,273 migraines were treated over the first 48 weeks and approximately 5,650 migraines were treated over the full trial, with 6,332 doses of Trudhesa administered in total. We completed the trial and announced positive top-line data in June 2020, and we submitted data from this trial, along with the Phase 1 pharmacokinetic trial (STOP 101), in our NDA submission in November 2020. Both STOP 101 and STOP 301 results have been peer reviewed and published in the journal Headache.

The STOP 301 trial consisted of a four-week screening period, a 24-week treatment period for all participants, a 28-week treatment period extension with a sufficient number of participants to ensure 150 and 50 evaluable data sets in the 24 and 52 week periods, respectively, and a two-week post-treatment follow-up period for all participants. This was an outpatient trial in patients who currently suffer a minimum of two migraines per month. During the trial, participants were instructed on how to self-administer Trudhesa. The primary endpoints of the clinical trial were:

•
treatment emergent adverse events, or TEAEs;
•
change in nasal mucosa as measured by focused, endoscopic nasal exams conducted by an ear, nose and throat physician following the Nasal Examination Manual; and
•
change in olfactory function as assessed by the University of Pennsylvania Smell Identification Test.

In the trial, Trudhesa was generally well-tolerated. There were seven SAEs among five patients (1.4%) over the 52-week study. Three patients had one SAE each, consisting of one event each of ovarian mass, intestinal obstruction and miscarriage. Two patients had more than one SAE: one patient with pulmonary embolism and visual impairment and one patient with clavicle and rib fractures. None of the SAEs were nasal-related and none of the SAEs were determined by the trial investigator to be related to Trudhesa or led to withdrawal from the trial. There were also no clinically significant changes in olfactory function, and no abnormal findings from endoscopy examinations. There were no serious Trudhesa-related TEAEs, and the majority of Trudhesa-related TEAEs were mild and transient, with the most frequent during the entire 52-week study period being nasal congestion (reported by 17.8% of patients), nausea (6.8%), nasal discomfort (6.8%), abnormal olfactory test (6.8%) and vomiting (2.7%). There were no cardiac adverse events and the discontinuation rate due to adverse events was only 6.8%. While the 28 -week trial extension was initiated to gather additional data on long term use of Trudhesa up to 52 weeks, ultimately the extension was unnecessary per trial protocol due to lack of safety signals in the 24-week cohort.

Exploratory efficacy measures were captured consisting of reporting in an electronic diary the time of onset of a migraine and associated symptoms, such as nausea, vomiting, sound sensitivity, smell sensitivity and light sensitivity. After taking a dose of Trudhesa, questions about the severity of, and relief from, all symptoms were repeated at 15 minutes, 30 minutes and 1, 2, 8, 24 and 48 hours post dosing. Patients were also required to undergo periodic evaluation using Migraine Disability Assessment, or MIDAS, and Headache Impact Test, or HIT-6, questionnaires.

The trial evaluated the acute treatment effects of Trudhesa against the patient’s best previous migraine treatment and the long-term effects of Trudhesa utilized by patients for 24 weeks as exploratory efficacy endpoints. While not conducted with a parallel control group and not powered for statistical significance, on their first dose of Trudhesa, 38% of patients reported being pain free at two hours. This effect remained consistent with long-term administration as 39% of all patients treated with Trudhesa through 12 weeks had pain freedom at two hours (2,559 total migraines), and 35% of all patients treated with Trudhesa through 24 weeks had pain freedom at two hours (1,736 total migraines). Trudhesa was also associated with a reduction in pain symptoms, as 52% of patients receiving Trudhesa were free of their most bothersome migraine symptom at two hours. Further, as shown in the figure below, 16% of patients who were treated with Trudhesa had pain relief within 15 minutes and 66% of patients had pain relief within 2 hours (N=354).

The long-term nature of the STOP301 trial also provided notable long-term data on the continued administration of Trudhesa in an exploratory efficacy analysis conducted as part of the trial. As reflected in the figure below, patients treated with Trudhesa reported a 48% reduction in the frequency of their migraines over baseline during the 24-week trial.

Pain freedom was consistent across multiple attacks throughout the 52-week treatment period, with between 31%-39% of patients in each measurement period achieving pain freedom at two hours. Additionally, 93% and 86% of patients achieving pain freedom at two hours on Trudhesa did not suffer a relapse in migraine or require a rescue medication at 24 hours and 48 hours, respectively throughout the 24 weeks.

EAER data also showed a meaningful reduction in the usage of healthcare resources by patients treated with Trudhesa versus their baseline. Specifically, emergency room visits were reduced by approximately 73% and hospitalizations and urgent care visits were reduced by 100%.

Phase 1 Clinical Trial Results

We completed a randomized three-way crossover pivotal Phase 1 clinical trial in the fourth quarter of 2017. Thirty-six healthy volunteers in Australia were randomized, and 27 were included in the evaluation of pharmacokinetic measures and comparative bioavailability. Migranal and Trudhesa were self-administered by the trial participants. Migranal is an FDA-approved nasal spray product using the same liquid formulation of DHE, but delivered with a traditional nasal spray to the lower nasal space. The primary endpoint was to compare the bioavailability of DHE following single dose administration of 1.45 mg Trudhesa, 1mg IV DHE as a “safety bridge” and 2mg Migranal as an “efficacy bridge”. Pharmacokinetic measures, which refers to the movement of drug through the body, were recorded from baseline through 48 hours, with measures taken at 5, 10, 20, 30, 40 50 and 60 minutes within the first hour, and then at 3, 4, 8, 12, 24, 36 and 48 hours. Secondary endpoints were to evaluate the safety and tolerability of single doses of Trudhesa and to assess plasma concentrations of 8’-hydroxy-dihydroergotamine, the primary metabolite of DHE.

Despite containing approximately 28% less DHE per dose than Migranal, Trudhesa achieved blood levels comparable to IV DHE from 30 minutes, which quickly separated from Migranal blood levels at five minutes, achieved Tmax more rapidly, achieved a four-fold increase in Cmax and a three-fold increase in AUC. After 20 minutes, Trudhesa reached 93% of it’s Cmax and sustained DHE levels similar to those seen with IV dosing from 30 minutes through to 48 hours. The following figure shows the pharmacokinetic measurements of DHE with Trudhesa, IV DHE and Migranal for the first four hours after dosing.

Unlike standard bioequivalence studies, the intent of this trial was to investigate whether Cmax, AUC and Tmax of Trudhesa lay between the 90% confidence intervals of IV DHE and Migranal. This would permit a “scientific bridge” to the FDA’s findings of safety data for the IV product, with higher blood levels, and to the FDA’s efficacy findings for Migranal, with lower blood levels. As the following table indicates, Trudhesa met the preplanned statistical endpoints to satisfy this recommendation from the FDA with statistical power in excess of 95% on all endpoints. Our proprietary POD technology demonstrated more consistent dosing than a traditional nasal spray as seen with the lower coefficient of variance measures of plasma levels compared to Migranal as highlighted in the table below.

DHE Pharmacokinetics (STOP 101 – PK population (n=27))

	Migranal		Trudhesa		D.H.E.45 IV
	(2mg)		(1.45mg)		(1mg)
AUC0-inf (pg*hr/ml) [%CV]	2,208	[67%]	6,153	[44%]	7,490	[15%]
Cmax (pg/ml) [%CV]	329	[79%]	1,281	[53%]	14,620	[34%]
Tmax, median (min)	4740		30		5
AUC0-2 (hr*pg/ml)	429		1,595		3,019

Trudhesa was generally well-tolerated, with no participants experiencing serious adverse events that were drug related. The most common treatment-related adverse events observed for Trudhesa included drowsiness, headaches and muscle soreness. Participants of this trial were surveyed on preference in administration, and Trudhesa was preferred three to one over Migranal. Trudhesa was noted to have less dripping, less post-nasal drip, was viewed as easier to use and over two-thirds of the volunteers were “quite satisfied” or “very satisfied” with nasal delivery experience with our proprietary POD technology.

Optimized DHE delivery has been shown to yield rapid and sustained clinical benefit in pain relief and pain freedom in the acute treatment of migraines. AUC0-2hr is thought to be critical for achievement of pain relief. In a pharmacokinetic clinical trial of MAP0004, an investigational pulmonary inhaled DHE product that has not been approved by the FDA, an AUC0-2hr of 1,447 pg*hr/mL was observed.

Commercialization Strategy for Trudhesa

In early October 2021 we successfully executed the commercial launch of Trudhesa in the United States with a specialty sales force of approximately 60 representatives. In the first three months of the launch there were over 4,200 prescriptions of Trudhesa written by over 600 prescribers. Our commercial efforts are currently focused on high value prescribers and early adopters, beginning with 8,000 of the highest volume migraine treatment prescribers. Based on recent migraine treatment product launches, such as ubrogepant and rimegepant, we believe this approach can be successful in accessing the concentrated prescriber bases in migraine. This target base includes approximately 5,600 neurologists and 2,400 high prescribing primary care physicians and headache specialists who have significant experience with prescribing DHE. These groups make up 34% of the migraine treatment prescriptions, 59% of all acute branded prescriptions and 66% of all DHE prescriptions written in 2021 in the United States. In particular, neurologist prescription productivity has grown an average of approximately 20% per year over the last three years, a growth figure aided by an increase in the number of patients seeking treatment from neurologists and primary care physicians for migraine. We plan to gradually increase the size of our salesforce to approximately 120 representatives allowing us to target an additional 8,000 high prescribing physicians that we believe will enable us to expand coverage to 45% of all migraine treatment prescriptions in the United States. Through both our commercial and medical affairs infrastructure we have engaged healthcare practitioners and patients, partnered with national associations and actively supported advocacy groups in the migraine market. These efforts have been, and will continue to be, supplemented with non-personal promotion to all targeted and non-targeted medium value physicians. To capture the maximum commercial opportunity of Trudhesa, we may also selectively seek partners to commercialize the product outside of our target markets, including additional penetration within the broader primary care setting, as well as in geographies outside of the United States.

INP105 for the Acute Treatment of Agitation and Aggression associated with Autism Spectrum Disorder

We are currently developing INP105 as an upper nasal formulation of olanzapine administered using our proprietary POD technology for the acute treatment of agitation and aggression associated with Autism Spectrum Disorder, or ASD. ASD is a neurodevelopmental disorder characterized by persistent difficulties in social communication and social interaction, coupled with restricted, repetitive patterns of behavior or interest. Research indicates that aggression rates may be higher in individuals with ASD compared to those with other developmental disabilities. Agitation and aggression are frequent and difficult to manage symptoms, and associated with negative outcomes for patients with ASD and their caregivers, including decreased quality of life, increased stress levels, and reduced availability of educational and social support. Based on a study of emergency room usage in Canada, which found that 18% of individuals with ASD aged 12 and up had visited the emergency room within the past year, and that approximately 34% of such visits were for mental health issues, we estimate that approximately 220,000 patients with ASD in the United States seek emergency room care due to mental health issues annually. In addition to patients with ASD, we believe there is potential utility to expand the label for INP105 for the acute treatment of agitation and aggression associated with bipolar disorder and schizophrenia.

We are developing INP105 as a potential acute treatment option for agitation and aggression events in this under-served population. We believe INP105 is well positioned to expand the treatment setting beyond the emergency room to new settings, such as inpatient treatment facilities and also into patients’ homes. Following additional discussion with the FDA, we anticipate initiating a double-blind, placebo-controlled Phase 2 safety and efficacy trial (CALM 201) of a single dose of INP105 in adolescents with ASD in the United States

Disease Overview and Market Opportunity

ASD is characterized by marked impairment in social and communicative functioning combined with restricted interests and repetitive behaviors. In March 2020, the CDC released its biennial update of autism’s estimated prevalence among the nation’s children, stating that 1 in 54 children had a diagnosis of ASD by age 8 in 2016, a nearly 10 percent increase over 2014 when the estimate was 1 in 59. ASD is a serious neurodevelopmental disorder that currently affects approximately 3.5 million children and adults in the US. There is no single known cause, but it is hypothesized that genetic factors may play a role. There is no cure approved for ASD.

While there is no cure, intensive early treatment consisting of both psychotherapy and pharmacological treatment can make a big difference in the lives of many children. Approximately 58% of patients with ASD receive some kind of pharmacological treatment which targets non-core associated symptoms such as hyperactivity, agitation, aggression and self-injury.

We believe the potential value of INP105 would be in treating the approximately 1.5 million children and adolescent patients who receive pharmacological treatments for their ASD-related conditions, and in approximately 40% of such patients that exhibit agitation or aggression. There is a tremendous support from doctors, behavioral therapists, parents and payors to provide the caregivers of individuals with ASD the tools to manage the agitative and aggressive behaviors at home to avoid emergency department visits and hospitalization. ASD children have nine times more emergency department visits compared to non-ASD children due to psychiatric crises. Externalizing behaviors including aggression are the leading cause for these visits. Emergency department visits are associated with traumatic experience for the patient, loss of productivity for the parent and economic burden for the healthcare system. We believe INP105 has the potential to reduce emergency room visits for the approximately 220,000 ASD patients in the United States that we estimate seek care due to mental health issues annually.

Agitation Associated with Autism Spectrum Disorder

Individuals with ASD have a high incidence of mood lability, self-injurious behavior and aggressiveness toward others. Approximately 50-70% of individuals with ASD exhibit psychological behaviors as reported by parents and caregivers, such as agitation, with a high prevalence of anxiety, attention-deficit/hyperactivity disorder and depression. Market research sponsored by us indicates approximately 40% of ASD patients had demonstrated agitation or aggression.

The Aberrant Behavior Checklist, or ABC, scale measured the emotional, social, irritability, agitation, speech, and behavioral symptoms of autism. The ABC-I (irritability, agitation, and crying) subscale includes symptoms of aggression towards others, deliberate self-injuriousness, temper tantrums, screams, and quickly changing moods. The ABC-I subscale has been used as a key primary measurement for efficacy assessment supporting the approval of a chronic treatment of risperidone and aripiprazole for the treatment of irritability in children and adolescents with ASD. It is one of several scales that is being used to explore its utility in assessment of efficacy in the forthcoming CALM 201 trial.

Aggression Associated with Autism Spectrum Disorder

Aggressive behaviors in ASD are the primary cause of residential placement and are associated with greater functional impairment and more intensive medical interventions. Additionally, aggressive behaviors in children with ASD are a frequent source of parental concern and are known to increase family stress, financial strain and demands on caregivers. Prevalence estimates of aggression in children with ASD vary based on the definitions used, but some have estimated that the prevalence of aggression in ASD may be up to 78.5%. Because of the variable nature of aggressive behavior, researchers have defined aggression in many different ways. Aggression is generally characterized as behavior that is threatening or likely to cause harm and may be verbal (e.g., threatening or cursing at another person) or physical (e.g., hitting, biting, or throwing objects at another person). A person can demonstrate one form of aggressive behavior or many, with variable frequency, intensity, and duration.

According to the ABC scale, aggression is a symptom categorized under the irritability, agitation, and crying subscale (ABC-I), and there are approved daily oral preventative products for irritability in ASD. However, recent studies have identified that irritability and aggression can be dissected. While DSM-V-defined argumentative and defiant behavior is associated with externalizing problems, angry/irritable symptoms predicted internalizing problems. It is important to distinguish between agitative mood (internal) and acts of hostility or aggression (external), as their mechanisms may be different, suggesting aggression may need to be treated differently compared to irritable symptoms. Aggression is also a major cause of morbidity in subjects with ASD.

Current Agitation and Aggression Treatment Approaches and Their Limitations

The goal in treating agitation and aggression is to rapidly de-escalate the patient in crisis while ensuring no harm comes to the patient and the providers. Antipsychotics are currently the standard of care for the acute treatment of agitation and aggression in schizophrenia and bipolar I disorder but also have widespread utility, along with Behavioral Therapy, in treating agitation and aggression in ASD. Some atypical antipsychotics, such as olanzapine, have been shown to have fewer side effects and better adherence than traditional antipsychotics prescribed for the same indications, but they are either given as oral treatment (which may take significant time to reach effective blood levels of the drug) or by IM injection which may be traumatic to both patient and HCP and if administered involuntarily, may reduce trust and cooperation.

The side effect profile of a chronic daily oral treatment and issues with efficacy in acute settings are the biggest unmet needs in the treatment of agitation and aggression of children and adolescent patients with ASD. We commissioned a market research survey of 64 ASD providers asking about the greatest unmet needs for treatment of agitation and/or aggression associated with autism, and respondents indicated a need for faster acting, easier to administer treatments with fewer side effects for adolescents and young adults with ASD-associated agitation and aggression.

Our Solution: INP105

INP105 utilizes our proprietary POD technology to deliver olanzapine to the richly-vascularized upper nasal space. We believe that INP105 could be well positioned to disrupt the landscape in the acute treatment of ASD by rapidly delivering a preferred and widely used drug, olanzapine, in a non-invasive manner. We believe INP105 may provide the first viable treatment option that allows patients and providers the ability to treat agitation and aggression in patients with ASD before it escalates to the point of danger to the family/caregiver and patient him/herself, which may require police and/or emergency medical care intervention and/or hospital admission.

We are evaluating INP105 for its potential to provide the following specific benefits when compared to existing therapies acutely treating agitation and aggression in patients with ASD:

•
Olanzapine for Agitation and Aggression. Olanzapine is a preferred drug to treat agitation and aggression events generally. Specifically, IM olanzapine can have a faster onset of action, greater efficacy and fewer adverse effects than other atypical antipsychotics and other types of drugs, especially when orally administered.

•
Rapid Onset of Action. In the SNAP 101 clinical trial, the delivery of olanzapine through our proprietary POD technology has demonstrated shorter time to peak blood level at five minutes compared to IM olanzapine, while achieving equivalent Cmax and AUC at equivalent doses.
•
Non-invasive Delivery. Our proprietary POD technology delivered olanzapine with a pharmacokinetic profile similar to IM administration. Providing a non-invasive therapy helps secure the patient-caregiver trust and improve overall outcome for the patient by enabling the provider to intervene earlier during a period of agitation and/or aggression. INP105 utilizes our proprietary POD technology to deliver olanzapine to the upper nasal space in less than a 3/10th of a second with the push of a button. We believe it is well positioned to expand the treatment setting beyond the emergency department to administration in in-patient treatment facilities and patients’ homes by parents or caregivers.
•
Manageable Tolerability Profile. Our single ascending dose trial in healthy volunteers tested three doses of olanzapine (5mg, 10mg, and 15mg), was generally well-tolerated both systemically and locally with no serious adverse events. We intend to study the 5mg dose in adolescents with ASD.
•
Potential to avoid side effects associated with chronic treatment. In our single ascending dose trial in healthy volunteers, INP105 demonstrated a more rapid rate of olanzapine absorption as compared to the currently approved IM olanzapine and the oral disintegrating tablet treatment, which may allow some patients to reduce their chronic medication use.

INP105 is intended to fulfill a major need for caregivers of ASD patients and is designed to be suitable for use in the home, in in-patient treatment facilities and, if necessary, in the emergency room.

INP105 Clinical Development Program

We have completed a dose ranging Phase 1b safety and pharmacokinetics trial with INP105 in healthy adults in Australia. We have also completed the formulation development and scale-up work with 12 months of stability data. We anticipate initiating a Phase 2 proof-of-concept trial (CALM 201) in adolescents with ASD in the United States in the first half of 2022, with initial results expected by the end of 2022. We expect to enroll approximately 24 subjects in this study, using a single dose (5mg) of INP105 at onset of agitation. The primary endpoint will be safety, with secondary efficacy endpoints measured using the Agitation Calmness Evaluation Scale, or ACES and numerous other scales to assess their potential utility. In this study we will be using the same dry powder POD device that was used successfully in the Phase 1b study.

Phase 1b Clinical Trial Results

We conducted a randomized, double-blind, single ascending dose Phase 1b trial that evaluated INP105 (5mg, 10mg and 15mg), IM olanzapine (5mg and 10mg), olanzapine (10mg) orally disintegrating tablets, or ODT, and placebo in 40 healthy volunteers in Australia (SNAP 101). The study was conducted in the second half of 2018 and the results from this study have been fully published. Thirty-seven evaluable subjects self-administered INP105. The primary endpoints were the safety and tolerability and pharmacokinetic profile of three single-ascending doses of INP105. Secondary endpoints evaluated the pharmacodynamic effects, which refers to the effect of drugs on the body, of three single-ascending doses of INP105 as compared to those of placebo, IM and ODT olanzapine. Pharmacokinetic timepoints were recorded at baseline through 120 hours, with measures taken at 5, 10, 15, 20, 30, 45, and 60 minutes within the first hour and pharmacodynamic effects were measured with Visual Analog Scale, or VAS, the Digit Symbol Substitution Test, or DSST, and the ACES.

As shown in the table below, the adverse events observed in the Phase 1b trial were similar to the side effects generally observed with olanzapine, with the most common adverse events being dizziness, light-headedness and hypotension. The frequency of these adverse events with administration through our proprietary POD technology was similar compared to IM or ODT administration of olanzapine, and we observed no serious adverse events.

			Olanzapine				Placebo
	Olanzapine	Olanzapine	ODT	POD-OLZ	POD-OLZ	POD-OLZ	POD-
	5 mg IM	10 mg IM	10 mg	5 mg	10 mg	15 mg	Placebo
	n=20	n=2	n=18	n=10	n=9	n=8	n=10
No. with at least 2 TEAEs in any group (n=)	18	2	15	8	6	6	1
(%)	(90%)	(100%)	(83%)	(80%)	(67%)	(75%)	(10%)
Dizziness	4	1	0	1	2	0	0
	(20%)	(50%)		(10%)	(22%)
Postural dizziness	6	1	8	2	1	1	0
	(30%)	(50%)	(44%)	(20%)	(11%)	(13%)
Fatigue	0	0	0	2	0	0	0
				(20%)
Headache	2	0	6	1	0	1	0
	(10%)		(33%)	(10%)		(13%)
Hypotension	1	2	2	0	2	0	0
	(5%)	(100%)	(11%)		(22%)
Nasal congestion	0	0	0	0	1	2	0
					(11%)	(25%)
Nausea	0	0	2	0	1	0	0
			(11%)		(11%)
Orthostatic hypotension	3	0	0	1	0	2	0
	(15%)			(10%)		(25%)
Orthostatic tachycardia	2	0	0	1	0	0	0
	(20%)			(10%)
Restlessness	0	0	2	0	1	1	0
			(11%)		(11%)	(13%)
Rhinorrhea	1	0	0	1	0	0	0
	(5%)			(10%)

Key pharmacokinetic and pharmacodynamic observations are provided in the figures below. INP105 achieved similar bioavailability compared to equivalent doses of IM olanzapine as measured by AUC and Cmax, and INP105 achieved peak blood concentration more rapidly than IM olanzapine. Olanzapine ODT was significantly slower to achieve Tmax (2 hours) and had a lower overall Cmax and AUC. After 60 minutes, INP105 achieved similar bioavailability compared to equivalent doses of IM olanzapine 120 minutes after dosing. Data from two patients were excluded due to non-matching plasma levels pursuant to clinical trial procedure.

To measure pharmacodynamic effects of INP105 subjects were assessed using the DSST, ACES and VAS. As can be seen in the three graphs below, INP105 generally had a dose dependent effect on each of these pharmacodynamic measures similar to IM olanzapine over the first 2-hours post dosing, which further supports the novel and unique profile of INP105 to provide rapid onset of effect non-invasively.

ACES is a 9-point scale that evaluates levels of agitation/calmness. An increase in ACES score represents a reduction in agitation and an increased tranquil or calm state. Although these healthy subjects were not in an agitated state before dose administration, the decrease in score indicates a transition into a more tranquil or calm state. The ACES results from our INP105-101 trial in the figure below showed that INP105 had a rapid onset of calming effect by 30 minutes at all doses, similar to IM olanzapine and greater effect than placebo.

Mean Change in ACES in First 2 Hours (and 95% Confidence Intervals) (SNAP 101)

The DSST test is a measure of change in cognitive function. Atypical antipsychotic drugs would be expected to result in a negative change from baseline. The DSST results from our INP105-101 trial in the figure below showed that INP105 had a similar fast onset of effect compared to both IM olanzapine and a faster onset of effect than both olanzapine ODT and placebo.

Mean change in DSST in first 2 hours (and 95% Confidence Intervals) (SNAP 101)

Patients self-reported the VAS on three scales of 0-100 mm (a) feeling drowsy to alert, (b) foggy to clear-headed and (c) lethargic to energetic at baseline and at various times after dosing. A reduction, or negative change, in score from baseline in each measure indicates an increase in feelings of drowsiness, foggy-headedness and lethargy, respectively. The VAS results from our INP105-101 trial in the figure below showed that INP105 had a similar effect as IM olanzapine and a greater effect than olanzapine ODT and placebo in the first 2 hours.

Mean change in VAS in first 2 hours (and 95% Confidence Intervals) (SNAP 101)

Commercialization Strategy for INP105

If approved, we believe we can successfully commercialize INP105 in the United States with a targeted, specialty sales force. We would intend to leverage the commercial and medical affairs infrastructure we would have in place for Trudhesa for the acute treatment of migraine if approved. We plan to work with national autism associations, as well as inpatient treatment facilities to update treatment guidelines to include INP105 in treatment plans to supplement behavior therapy plans for treating agitation and aggression in ASD. We plan to educate healthcare practitioners and patients, partner with national associations and actively support advocacy groups in the autism market.

INP107 for the Treatment of OFF Episodes in Parkinson’s Disease

We are currently developing INP107 as an upper nasal formulation of carbidopa/levodopa, administered using our proprietary POD technology, for the treatment of OFF episodes in Parkinson’s. Current standard of care for the symptomatic treatment of Parkinson’s is oral levodopa, but when levodopa levels fall below their therapeutic range, patients may lose adequate control of motor symptoms, which are referred to as OFF episodes. Carbidopa is co-administered with levodopa to slow levodopa’s rapid metabolism thereby increasing the amount available for the symptoms of Parkinson’s. INP107 is a non-invasive, self- or caregiver-administered, investigational upper nasal therapy designed to provide rapid delivery of levodopa to the brain for the treatment of OFF episodes. We have conducted a Phase 2a clinical trial with one dose of INP107 in Australia, and based on the trial results and the prioritization of the Trudhesa and INP105 programs we have decided to actively look for a development partner for INP107 development moving forward.

Disease Overview and Market Opportunity

Parkinson’s is a progressive neurodegenerative disorder that results from the gradual death of certain dopamine producing neurons that aid in regulating motor control, among other functions. As the disease progresses, motor function gradually worsens until a patient is no longer able to perform normal daily tasks such as eating, bathing and dressing. In order to compensate for the loss of dopamine, patients are typically treated with oral carbidopa/levodopa therapy. However, as the disease progresses, dopamine levels fluctuate because of variable responses to oral treatment and insufficient levels of dopamine in the brain, causing OFF episodes.

Parkinson’s is the second most common neurodegenerative disorder worldwide and over one million people in the United States currently suffer from Parkinson’s. Its prevalence increases with age. It is estimated that over 350,000 Parkinson’s patients in the United States deal with OFF episodes on a daily basis. The overall Parkinson’s market is expected to grow to over $8.4 billion by 2026, with emerging treatments for OFF episodes contributing to that growth.

Current Parkinson’s Treatment Approaches and Inherent Limitations

There is no cure or disease-modifying treatment currently available for Parkinson’s. Current treatment strategies are focused on the management and reduction of the major symptoms of the disease and related disabilities. These therapies either aim to supplement dopamine levels in the brain, mimic the effect of dopamine in the brain by stimulating dopamine receptors or prevent the enzymatic breakdown of dopamine.

The standard of care regimen for symptomatic treatment of Parkinson’s is the oral administration of levodopa, which was the first drug approved specifically for Parkinson’s over 50 years ago. Levodopa remains the most efficacious and widely used treatment for Parkinson’s. Levodopa improves motor function as long as its levels in the brain remain within an individual’s therapeutic range.

Variations in levodopa concentrations outside of the therapeutic range are the determining factor for motor fluctuations. When levels are below the therapeutic range, patients do not experience adequate control of motor symptoms, which are referred to as OFF episodes. If levodopa levels exceed the therapeutic range, patients typically experience involuntary movements, which are referred to as dyskinesia. Using currently available oral treatment options, it is extremely challenging for physicians to create a customized patient-specific regimen that consistently maintains levodopa levels within a patient’s therapeutic range due to both the inherent nature of the levodopa chemical structure as well as the physiologic manifestations of the disease in patients.

The limitations to the use of oral levodopa include:

•
Delayed and Variable Levodopa Clinical Effect. Levodopa blood levels are patient-specific and occasion-specific, but generally have peak blood levels at 1 to 2 hours after dosing. This delayed onset and variability lead to difficulties in planning levodopa dosing and frequently cause patients to be out of their therapeutic window. This variability is a significant contributor to the unreliability of oral levodopa and highlights the challenge that patients face every day in not knowing when their medication will take effect, if at all.
•
Reduced Absorption and Food Effect. Levodopa must be actively absorbed through the gastrointestinal, or GI, tract into the bloodstream and competes with food for active transport. GI transport is frequently slowed by meals, decreasing the amount of levodopa that can be absorbed when it is given orally near mealtime. The frequency with which levodopa is administered throughout the day complicates dosing, as patients have difficulty planning meals around their complex oral dose regimens in order to minimize the impact on their levodopa absorption.
•
Challenges with Swallowing. Parkinson’s patients frequently have difficulty swallowing oral medications.

As a result of these challenges, more than 90% of Parkinson’s patients experience at least one OFF episode per day. Nearly 65% of Parkinson’s patients are OFF for two or more hours per day and 20% are OFF for more than four hours per day. Nearly half the patients experiencing OFF indicate the need to avoid or stop activities they can perform while ON. The average disability rating was almost twice when patients described their state as OFF when compared to being ON.

There is a lack of available therapies to address these OFF episodes. Injectable apomorphine has been used as a non-selective dopamine agonist and is effective in rapidly reducing OFF time, but its route of administration and significant nausea and vomiting hinder its utilization. Recently approved Inbrija, pulmonary inhaled levodopa, is indicated for the intermittent treatment of OFF episodes in Parkinson’s patients currently being treated with another form of carbidopa/levodopa. Clinical data in support of Inbrija indicate peak clinical effect, reversal of OFF, at 30 minutes after dosing.

Limitations of OFF treatments in Parkinson’s, which have resulted in unmet needs for Parkinson’s patients, include:

•
Route of Administration. Injectable apomorphine is invasive and challenging for a patient in an OFF episode to administer. Inhaled levodopa requires strong pulmonary function and a 30-second inhalation process. Oral levodopa, due to its route of administration, has significant GI delays and may have variability in absorption.
•
Requires a Baseline of Carbidopa/Levodopa. Inhaled levodopa must be used as an adjunct to oral carbidopa/levodopa to achieve maximum impact due to the high metabolism of levodopa absent a decarboxylase inhibitor (such as carbidopa).

Our Solution: INP107

We are developing INP107 as a self- or caregiver- administered, upper nasal carbidopa/levodopa therapy. Co-administration of carbidopa with levodopa increases amounts of levodopa available in the CNS to be converted to dopamine by limiting peripheral conversion of levodopa in the blood. Additionally, reducing peripheral conversion to dopamine helps to avoid side effects such as nausea and low blood pressure.

We believe that INP107 has the potential to provide the following advantages:

•
Rapid Onset and Pronounced Effect. Based on our initial PK and PD data, INP107 provided an encouraging bioavailability profile.
•
Self or Caregiver Administration. INP107 utilizes our proprietary POD technology to deliver carbidopa/levodopa to the upper nasal space with a propellant, which would enable either self or caregiver administration.
•
Delivery Without Breathing Coordination. INP107 is designed to deliver carbidopa/levodopa in a spray of 3/10ths of a second with no breathing coordination required.
•
Potential Treatment of Morning OFF. We have designed INP107 to potentially be utilized without oral or baseline administration of carbidopa, which could facilitate use for morning OFF episodes when the patients do not have any levodopa or carbidopa in their system.
•
Alternative to Oral Carbidopa/Levodopa Dosing. INP107 could be used to replace oral dosing and allow patients to better titrate their dosing due to its rapid uptake and without having to worry about food effects.

INP107 Clinical Development Program

We have completed a Phase 2a safety, tolerability and pharmacokinetics/pharmacodynamics trial in Parkinson’s patients testing INP107 and a levodopa-only formulation. The next phase of the program will be to initiate a Phase 1 pharmacokinetic and tolerability trial in Australia or the United States in 2022 to inform dose selection for further clinical development of INP107.

INP107 Clinical Results

Our Phase 2a clinical trial, completed in 2019, was a randomized, double-blind, placebo controlled, trial to evaluate the safety, tolerability and pharmacokinetics/pharmacodynamics of both a levodopa-only formulation pretreated with an oral decarboxylase inhibitor and INP107 (7mg carbidopa/70mg levodopa combination) in the absence of an oral decarboxylase inhibitor in PD patients during an OFF episode. The trial enrolled 32 patients in Australia who were randomized into one of four cohorts, all versus a placebo. Three cohorts consisted of a levodopa-only formulation and the fourth cohort consisted of INP107.

Patients in this trial were required to be levodopa responsive, to stop taking all Parkinson’s medications the evening before they arrived in clinic and were then confirmed to be in an OFF episode the morning of trial intervention. Once confirmed to be in an OFF episode, patients were randomized to either placebo or active treatment. Blood draws were completed at 4, 9, 14, 29, 44, 59, 89 and 119 minutes after dosing.

The primary endpoint of the trial was safety and tolerability over the immediate 240 minutes following dosing and over seven days of follow-up. In this trial, INP107 was generally well tolerated, with no serious adverse events reported. Secondary endpoints included evaluating the pharmacokinetic profile of levodopa and the pharmacodynamic effect of

INP107 in the 120 minutes following dosing. The latter was measured by trained assessors using the Movement Disorder Society—Unified Parkinson’s Disease Rating Scale Part 3. Trial results showing levodopa and carbidopa plasma concentrations over time are shown in the figure below.

Levodopa and Carbidopa Plasma Concentrations Over Time from

INP107 Phase 2a Interim Analysis

Plasma levels of carbidopa and levodopa were observed to increase over time throughout the duration of blood draws and were significantly higher than placebo after the first five minutes. However, despite this increase in plasma levels, there was no significant improvement in the UPDRS Part III motor scores between INP107 and placebo. Based on this result, we intend to further develop the formulation to improve the overall plasma absorption and speed of absorption before advancing into further clinical development.

Manufacturing

All of our manufacturing processes are outsourced to third parties with oversight by our internal managers. We rely on third-party manufacturers to comply with cGMP and produce sufficient quantities of drug product for use in clinical trials and Trudhesa sales. We intend to continue this practice for any future clinical trials and commercialization of INP105 and INP107 and for any other potential product candidates for which we retain significant development and commercialization rights.

The active pharmaceutical ingredient and drug formulation of Trudhesa has been developed and manufactured by a CMO located in Europe. Our CMO has extensive experience manufacturing the liquid formulation of dihydroergotamine mesylate under cGMP and has the capacity to manufacture at commercial scale. This CMO has manufactured Migranal, a drug that uses the same primary container and formulation as Trudhesa, for over 20 years. The DHE batches used in the pivotal Phase 1 clinical trial, our registration lots, and our STOP 301 trial were all produced by the same manufacturer, and on the same manufacturing lines that have been used for commercial launch of Trudhesa.

The Trudhesa POD device is manufactured by third-party CMOs. This device has been used for the pivotal Phase 1 clinical trial, our registration lots, and our STOP 301 trial and is the device used for commercial launch of Trudhesa. The plastic component manufacturing and sub-assembly, valve manufacture, canister manufacture and canister fill with final assembly are each performed by a different third-party CMO. Each have extensive experience with medical-grade clinical and commercial scale device manufacture under cGMP. We used the same assembly group through all stages of development and have utilized the same assembly lines and validated processes through the NDA approval and submission process and for commercial production.

The INP105 and INP107 product candidates are both powder drug formulations. They have both utilized the clinical stage POD device for initial clinical trials and are both expected to transition to a commercial stage POD device for pivotal studies and commercialization. The development work on the commercial stage device for INP105 is ongoing, while the formulation has been developed and produced at commercial scale with 12 months of stability data. Both of these drug formulations have been developed with our powder formulation CMO. This CMO has the capability to produce these formulations at all scales of development including through commercialization.

Competition

The pharmaceutical industry is highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of product candidates which may target the same markets as our product candidates. We expect any future product candidates we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects experienced and convenience of administration and drug delivery.

For our marketed product and development product candidates, we are aware of the following competing efforts:

•
Trudhesa. Approved acute treatments for migraine include triptans, ditans, oral calcitonin gene-related peptides antagonists or gepants, lasmiditan and alternative formulations of DHE, such as Migranal, which is administered intranasally. Some of these competitors are also developing product candidates that utilize alternative routes of administration, including Biohaven Pharmaceuticals, Inc., Amneal Pharmaceuticals, Inc., Satsuma Pharmaceuticals, Inc. and Zosano Pharma Corporation, whose product candidates use nasal pumps, other nasal drug delivery or alternative delivery technologies.
•
INP105. While there are no FDA-approved acute treatments for agitation and aggression in ASD, commonly prescribed treatments include mostly atypical (second generation) antipsychotics. These can include risperdone (Risperdal), olanzapine (Zyprexa), quetiapine (Seroquel), aripiprazole (Abilify), ziprasidone (Geodon) and others.
•
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

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated merger and acquisition activity in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize product candidates that are more effective, safer, less toxic, more convenient or less expensive than our comparable product candidates. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our product candidates. We believe the factors determining the success of our programs will be the efficacy, safety and convenience of our product candidates.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, platforms and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover, but is not limited to, our POD technology, our product candidates and components thereof, their methods of use and processes for their manufacture, and any other inventions that are commercially important to our business. We expect to rely on data exclusivity, market exclusivity, patent term adjustment and patent term extensions when available. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to maintain our licenses to use intellectual property owned or controlled by third parties; to defend and enforce our proprietary rights, including our patents; to defend against and challenge the assertion by third parties of their purported intellectual property rights; and to operate without the unauthorized infringement on the valid and enforceable patents and other proprietary rights of third parties.

We believe that we have a strong global intellectual property position relating to our POD device, Trudhesa and our other product candidates. Our patent portfolio as of February 1, 2022 contained 8 U.S. issued patents and 34 patents issued in ex-U.S. jurisdictions including Australia, Brazil, Canada, China, Switzerland, Germany, France, Great Britain, Japan, and Russia and 13 U.S. pending applications as well as 80 patent applications pending in ex-U.S. jurisdictions including Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, South Africa and one pending international patent application owned solely by us.

Trudhesa is covered by five patent families: three of the families include claims relating to the POD device used for delivery of DHE to the upper nasal cavity; the other two families include claims relating to methods of delivering DHE to the upper nasal cavity. As of February 1, 2022, from the three device patent families, five U.S. patents have issued, 29 patents have issued in ex-U.S. jurisdictions including Australia, Brazil, Canada, China, Switzerland, Germany, France, Great Britain, Japan, and Russia, and 22 applications were pending in the U.S., Brazil, Canada, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, and South Africa. These patent families have been listed on the FDA Orange Book. As of February 1, 2022, from the two method of use patent families, one U.S. Patent has issued, two applications were pending in the U.S., and 10 applications were pending in ex-U.S. jurisdictions including Australia, Brazil, Canada, China, Europe, India, Japan, Hong Kong, Korea, and Russia and there is one pending international patent application. Our issued patents, and any patents that may issue from our pending patent applications, are expected to expire between 2032 and 2039, absent any patent term adjustments or extensions.

Our INP105 product candidate is covered by three patent families: two of the families include claims relating to the POD device used for delivery of olanzapine to the upper nasal cavity; one patent family includes composition of matter claims covering our dry powder formulation and claims directed to methods of delivering olanzapine to the upper nasal cavity. As of February 1, 2022, from the two device patent families, two U.S. patents have issued, 11 patents have issued in ex-U.S. jurisdictions including Australia, Canada, China, Switzerland, Germany, France, Great Britain, Japan, and Russia, and 22 applications were pending in the U.S., Australia, Brazil, Canada, Chile, China, Europe, India, Israel, Japan, Korea, New Zealand, Singapore, and South Africa. As of February 1, 2022, in the composition of matter and method of use patent family, 16 applications were pending in the U.S. and ex-U.S. jurisdictions including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan and Korea. Our issued patents, and any patents that may issue from our pending patent applications, are expected to expire between 2032 and 2039, absent any patent term adjustments or extensions.

Our INP107 product candidate is covered by three patent families: two of the families include claims relating to the POD device used for delivery of a combination of levodopa and carbidopa to the upper nasal space; one patent family includes composition of matter claims covering our dry powder formulation and claims directed to methods of delivering a levodopa/carbidopa combination to the upper nasal space. As of December 31, 2021, from the two device patent families, two U.S. patents have issued, 11 patents have issued in ex-US jurisdictions including Australia, Canada, China, Switzerland, Germany, France, Great Britain, Japan, and Russia, and 11 applications were pending in the U.S., Australia, Brazil, Canada, Europe, India, Israel, New Zealand, and Singapore. As of December 31, 2021, one application was pending in the U.S. in the composition of matter and method of use patent family and four applications were pending in China, Europe, Japan, and Korea. Our issued patents, and any patents that may issue from our pending patent applications, are expected to expire between 2032 and 2039, absent any patent term adjustments or extensions.

In addition, we have exclusively licensed a patent portfolio that as of December 31, 2021 contained two U.S. issued patents and nine patents issued in ex-U.S. jurisdictions including Canada, Italy, Great Britain, France, Spain, and Germany. This patent portfolio includes claims relating to a circumferential aerosol device for delivering drugs including to the olfactory epithelium and brain. Our issued patents that have been licensed are expected to expire between 2029 and 2031, absent any patent term adjustments or extensions. None of our licensed patents are material to our current pipeline product candidates.

We continually assess and refine our intellectual property strategy as we develop new platform technologies and product candidates. To that end, we are prepared to file additional patent applications if our intellectual property strategy requires such filings, or where we seek to adapt to competition or seize business opportunities. Further, we are prepared to file patent applications, as we consider appropriate under the circumstances, relating to the new technologies that we develop. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in Europe and in additional countries where we believe such foreign filing is likely to be beneficial.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of U.S. patents may be extended for delays incurred encountered during prosecution that are caused by the USPTO or due to compliance with FDA requirements. For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond five years, nor beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents, including those owned and exclusively licensed, will likely expire on dates ranging from 2029 to 2036. If patents are issued on our pending patent applications, including those owned and exclusively licensed, the resulting patents are projected to expire on dates ranging from 2032 to 2040, unless we receive patent term adjustment or patent term extension, or both. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of CNS diseases has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending, and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our platforms and product candidates and the methods used to manufacture those platforms and product candidates.

Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related platforms or product candidates or limit the length of the term of patent protection that we may have for our POD device and product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our POD device and product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. For this and more comprehensive risks related to our proprietary technology, inventions, improvements, platforms and product candidates, please see the section titled “Risk Factors—Risks Related to Intellectual Property.”

Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our platform’s product candidates. Third parties may have, or may obtain, blocking patents that could be used to prevent us from commercializing our POD device and product candidates and practicing our proprietary technology.

We own trademark registrations and pending applications for use in connection with Trudhesa and our other product candidates in several jurisdictions, including the United States. The IMPEL mark is registered in Austria, Canada, China, the European Union, India, Japan, South Korea, United Kingdom, and the United States, and we own a pending application in Mexico. The IMPEL mark in simplified Chinese characters mark is registered in China. The IMPEL mark with the Impel NeuroPharma logo is registered in Australia. The Impel NeuroPharma logo is registered in Australia, China, the European Union, India, Japan, Mexico, South Korea, United Kingdom, and the United States, and we own a pending application in Canada. The POD mark is registered in Australia, the European Union, India, United Kingdom, and the United States. The IMPELPOD mark is registered in China, Japan, Mexico, and South Korea, and we own pending applications in Canada and Mexico. The Trudhesa mark is registered in Australia, China, the European Union, India, Japan, South Korea, and the United Kingdom, and we own pending applications in Canada, Mexico, and the United States. We own pending applications for the TULIFTA mark and the Trudhesa logo in the United States.

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In many cases our confidentiality and other agreements with consultants, outside scientific collaborators, sponsored researchers and other advisors require them to assign or grant us licenses to inventions they invent as a result of the work or services they render under such agreements or grant us an option to negotiate a license to use such inventions.

We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting inventions.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or FDCA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products and medical devices. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as a clinical hold, FDA refusal to approve a pending NDA, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product CMC, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practices, or GCPs, which are standards meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an IRB for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial may be sufficient in rare instances, including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence.

The manufacturer of an investigational drug in a Phase 2 or 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $3,117,000 for Fiscal Year 2022. The manufacturer or sponsor under an approved NDA is also subject to an annual program fee, currently exceeding $369,000 for each prescription drug product for Fiscal Year 2022. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for standard review drug products that are not new molecular entities, or NMEs, are reviewed within ten months of the date of submission of the NDA to the FDA; most applications for priority review drugs that are not NMEs are reviewed within six months of the date of submission of the NDA to the FDA. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will generally inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing. No REMS was required for Trudhesa.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Section 505(b)(2) New Drug Applications

An alternative to the 505(b)(1) NDA pathway described above is an NDA submitted under Section 505(b)(2) of the FDCA, which enables the applicant to rely, in part, on the FDA’s prior findings in approving a similar product or published literature in support of its application.

505(b)(2) NDAs often provide an alternate path to FDA approval for modified formulations, new routes of administration, or new uses of previously approved products.

Section 505(b)(2) permits the submission of an NDA where at least some of the safety and efficacy information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s prior findings of safety or effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The Trudhesa NDA was filed under Section 505(b)(2) and referred to both the approved IV DHE product (D.H.E. 45) and Migranal.

Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment, and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request.

Under the Fast Track program, the FDA may grant Fast Track Designation for a drug if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors.

If a submission is granted Fast Track Designation, the sponsor may engage in more frequent interactions with the FDA, and the FDA may initiate review of sections of the NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, Fast Track Designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon adequate and well-controlled clinical trials establishing that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the drug has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval trials, or confirm a clinical benefit during post-marketing trials, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information on ClinicalTrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Pediatric Information

Under the Pediatric Research Equity Act, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers or deferrals for submission of data.

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity—patent or nonpatent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMP after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

The FDA strictly regulates marketing, labeling, advertising and promotion of drugs that are placed on the market. Advertising and promotion of drugs must be in compliance with the FDCA and its implementing regulations and only for the approved indications and in a manner consistent with the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities.

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that (i) the required patent information has not been filed; (ii) the listed patent has expired; the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a statement certifying that its proposed ANDA label does not contain (or carve out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the OrangeBook for the referenced product has expired.

To the extent that a Section 505(b)(2) applicant is relying on the FDA’s prior findings of safety or effectiveness for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus, approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Exclusivity

Upon NDA approval of a new chemical entity, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA seeking approval of a generic version of that drug. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period. Certain changes to a drug, such as the addition of a new indication to the package insert, can be the subject of a three-year period of exclusivity if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to approval of the application. FDA cannot approve an ANDA for a generic drug that includes the change during the exclusivity period.

The FDCA alternatively provides three years of marketing exclusivity for an NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval up to a maximum of five years). The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years, and only one patent can be extended. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Combination Products

A combination product is a product comprising (i) two or more regulated components, i.e., drug/device, biologic/device, drug/biologic, or drug/device/biologic, that are physically, chemically, or otherwise combined or mixed and produced as a single entity; (ii) two or more separate products packaged together in a single package or as a unit and comprising drug and device products, device and biological products, or biological and drug products; (iii) a drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, device, or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, for example, to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or (iv) any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

The FDA is divided into various branches, or Centers, by product type. Different Centers typically review drug, biologic, or device applications. In order to review an application for a combination product, the FDA must decide which Center should be responsible for the review. FDA regulations require that the FDA determine the combination product’s primary mode of action, which is the single mode of a combination product that provides the most important therapeutic action of the combination product. The Center that regulates that portion of the product becomes the lead evaluator. When evaluating an application, a lead Center may consult other Centers but still retain complete reviewing authority, or it may collaborate with another Center, by which the Center assigns review of a specific section of the application to another Center, delegating its review authority for that section. Typically, an applicant submits a single marketing application to the Center selected to be the lead evaluator, although separate applications for each constituent part may be submitted to the applicable Centers. One reason to submit multiple evaluations is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each may be evaluated by a different lead Center.

In a drug/device combination product, where the device component is a prefilled drug delivery device, the primary mode of action is typically a drug mode of action with the Center for Drug Evaluation and Research, or CDER, as the lead Center. CDER would review the NDA in consultation with the Center for Devices and Radiological Health (CDRH) on device-specific issues. For co-packaged or single-entity combination products, such as pre-filled drug-delivery devices, there are two ways to comply with cGMP requirements. Manufacturers can either (i) demonstrate compliance with all cGMP regulations applicable to each of the constituent parts in the combination product or (ii) in the case of drug-device combination products, demonstrate compliance with either the drug cGMP regulations or the device QSR and also demonstrate compliance with additional provisions from the other of these two sets of cGMP requirements, as specified in the combination products regulations.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning or untitled letters, fines, injunctions, civil or criminal penalties, recall or seizure of current or future products, operating restrictions, partial suspension or total shutdown of production, refusal or denial of submissions for new products, or withdrawal of clearance, authorization, or approval.

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry. These laws include anti-kickback statutes, false claims, transparency, and health information privacy laws and other healthcare laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Affordable Care Act, or ACA, amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

Federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. This includes claims made to programs where the federal government reimburses, such as Medicare and Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal False Claims Act. Most states also have statutes or regulations similar to the federal Anti-Kickback Statute and civil False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA.

Further, pursuant to the ACA, the CMS has issued a final rule that requires manufacturers of prescription drugs to collect and annually report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning calendar year 2021, manufacturers must collect information regarding payments and other transfers of value to physician assistants, nurse practitioners clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives for reporting in 2022. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging. In addition, certain states require pharmaceutical companies to implement compliance programs or marketing codes. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

Efforts to ensure that business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. If a drug company’s operations are found to be in violation of any such requirements, it may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of its operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other federal or state government healthcare programs, including Medicare and Medicaid, integrity oversight and reporting obligations, imprisonment, and reputational harm. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action for an alleged or suspected violation can cause a drug company to incur significant legal expenses and divert management’s attention from the operation of the business, even if such action is successfully defended.

Reimbursement

The regulations that govern pricing and reimbursement for new drugs and therapeutic biologics vary widely from country to country. Some countries require approval of the sale price of a drug or therapeutic biologic before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, a drug company can obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of that product.

A drug company’s ability to commercialize any products successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government authorities, private health insurers and other organizations. Even if one or more products are successfully brought to the market, these products may not be considered cost-effective, and the amount reimbursed for such products may be insufficient to allow them to be sold on a competitive basis. Increasingly, third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for pharmaceutical products.

Significant delays can occur in obtaining reimbursement for newly-approved drugs or therapeutic biologics, and coverage may be more limited than the purposes for which the drug or therapeutic biologic is approved by the FDA or similar foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug or therapeutic biologic will be reimbursed in all cases or at a rate that covers a drug company’s costs, including research, development, manufacture, sale and distribution.

Interim reimbursement levels for new drugs or therapeutic biologics, if applicable, may also be insufficient to cover a drug company’s costs and may not be made permanent. Reimbursement rates may be based on payments allowed for lower cost drugs or therapeutic biologics that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs or therapeutic biologics may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs or therapeutic biologics from countries where they may be sold at lower prices than in the United States. Further, no uniform policy for coverage and reimbursement exists in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement can differ significantly from payor to payor.

U.S. Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented

Employees and Human Capital Resources

Employees

As of December 31, 2021, we had 129 full-time employees and four full-time contract employees. Of these employees, 16 have an M.D. or a Ph.D. From time to time, we also retain consultants to support our organization. As of December 31, 2021, we had 12 consultants. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Diversity and Inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace.

Competitive Pay & Benefits

We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our employees. Our total rewards package includes competitive pay; comprehensive healthcare benefits package for employees. In addition, we offer every full-time employee, both exempt and non-exempt, the benefit of equity ownership in the company through stock option grants.

Employee Development & Training

We focus on attracting, retaining, and cultivating talented individuals. We emphasize employee development and training by providing access to a wide range of online and instructor led development and continual learning programs. Employees are encouraged to attend scientific, clinical and technological meetings and conferences and have access to broad resources they need to be successful.

Corporate Information

We were incorporated under the laws of the State of Delaware in 2008. Our principal executive offices are located at 201 Elliott Avenue West, Suite 260, Seattle, WA 98119, and our telephone number is (206) 568-1466. Our website address is https://impelnp.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this prospectus. Investors should not rely on any such information in deciding whether to purchase our common stock.

Available Information

We make available free of charge on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or SEC. The reports are also available at www.sec.gov

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report captioned “Risk Factors.” The following is a summary of the principal risks we face:

•
The development and commercialization of pharmaceutical products is subject to extensive regulation, and we may not obtain regulatory approvals for INP105, INP107 or any other additional product candidates.
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
•
Clinical failure may occur at any stage of clinical development, and we may never succeed in developing and commercializing additional marketable product candidates or generating additional product revenue.
•
Delays in the commencement, enrollment or completion of clinical trials of our product candidates, or in the acceptance of foreign clinical trial data, could result in increased costs to us as well as a delay or failure in obtaining regulatory approval, or prevent us from commercializing our additional product candidates on a timely basis, or at all.
•
The ongoing COVID-19 pandemic, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including through disruption to our planned clinical trials, supply chains, business operations and commercialization efforts for Trudhesa and our other product candidates.
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
•
If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop and commercialize our product candidates.
•
The market price of our common stock may be volatile, which could result in substantial losses for investors.

Risks Related to Our Financial Position and Need for Additional Capital

We are a commercial-stage biopharmaceutical company and have incurred net losses since our inception. We anticipate that we will continue to incur substantial operating losses for the foreseeable future and we may never achieve or sustain profitability.

We are a commercial-stage biopharmaceutical company formed in 2008. Since inception, we have devoted substantially all of our financial resources to research and development, including our clinical and nonclinical development activities. To date, we have financed our operations primarily through the sale and issuance of redeemable convertible preferred stock, convertible notes and warrants, common stock offerings, debt financings and royalty financings.

We have incurred significant net losses since our inception. Our net losses were $76.5 million and $45.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $214.8 million. We cannot predict when or whether we will become profitable and we may never be able to develop or commercialize our product candidates. Our losses have resulted principally from costs incurred in our product candidate discovery and development activities. We expect to incur net losses for the foreseeable future.

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

We expect our expenses and net losses to increase significantly as we continue to commercialize Trudhesa, continue our development of, and seek regulatory approvals for, our other product candidates, and begin to commercialize other approved products as well as hire additional personnel, protect our intellectual property and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical studies and trials, associated manufacturing needs, commercialization activities if our other product candidates are approved and our expenditures on other research and development activities.

To become and remain profitable, we must expand the market for Trudhesa, successfully develop our product candidates, obtain regulatory approval for them, and manufacture, market and sell those product candidates for which we may obtain regulatory approval. We may not succeed in these activities and we may never generate revenue from product sales that are significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business for any reason, including as a result of the COVID-19 pandemic. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations.

We will require substantial additional financing to achieve our goals and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of December 31, 2021, we had $88.2 million of cash and cash equivalents. We believe that we will continue to expend substantial resources for the foreseeable future as we prepare for the commercialization of Trudhesa, develop additional product candidates, continue clinical trials for our existing product candidates and pursue commercialization of our product candidates, if approved. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we suffer any delays in our planned clinical trials for our current product candidates. We expect to incur additional costs associated with operating as a public company, hiring additional personnel and potentially expanding our facilities.

We believe our existing cash and cash equivalents of approximately $88.2 million as of December 31, 2021 along with proceeds received from the Revenue Interest Financing Agreement and borrowings under the Oaktree Loan and Security Agreement in March 2022, will fund our projected operating requirements into 2024. Our forecast of the period of time through which our financial reserves will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. For further details regarding the terms of the March 2022 transactions, see “Management’s Discussion and Analysis—Liquidity and Capital Resources—Sources of Liquidity.” We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•
the cost of commercialization activities for Trudhesa, or any other approved product, including marketing, sales and distribution costs;
•
the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates if clinical trials are successful;
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

We will need to raise additional funds to address our goals. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing or distribution arrangements. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to continue to commercialize Trudhesa and our other product candidates if approved.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on unfavorable terms to our business.

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. For example, our loan agreement with Oaktree is secured by a lien on substantially all of our assets, and our revenue interest financing agreement Oaktree is secured by accounts receivable arising from net sales of Trudhesa and our intellectual property relating to Trudhesa. If we raise additional funds through strategic partnerships or royalty monetization agreements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product candidates, or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Trudhesa, and any other product candidates for which we receive regulatory approval in the future may not gain market acceptance among physicians, health care payors, patients and the medical community. There are several approved acute treatments for migraine currently on the market, including triptans, calcitonin gene-related peptides antagonists, or gepants, lasmiditan and alternative formulations of DHE, such as Migranal, which is also administered intranasally. All of these will be competitive with Trudhesa and our level of market acceptance of Trudhesa for the acute treatment for migraine may be lower than we expect. Market acceptance of Trudhesa or any other approved product candidates depends on a number of factors, including:

•
the efficacy and safety of our product candidates;
•
perceived advantages of our product candidates over alternative treatments, such as oral, IM and IV formulations;
•
the indications for which the product candidates are approved and the labeling approved by regulatory authorities for use with the product candidates, including any warnings, limitations or contraindications contained in a product’s approved labeling;
•
acceptance by physicians and patients of the product candidate as a safe and effective treatment;
•
the cost, safety and efficacy of treatment in relation to alternative treatments, including generic versions of the product candidates;

•
the extent to which our product candidates are included on formularies of hospitals and managed care organizations;
•
the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities for the product candidates;
•
relative convenience and ease of administration of the product candidates;
•
the prevalence and severity of adverse side effects;
•
the timing of market introduction of competitive products;
•
restrictions on the distribution of our product candidates;
•
the effectiveness of our sales and marketing efforts;
•
unfavorable publicity relating to our product candidates; and
•
the approval of other new therapies for the same indications.

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

In addition, the FDA has required labeling restrictions on the patients and uses of Trudhesa and we anticipate may require similar labeling restrictions on our other product candidates that may be approved by the FDA, including but not limited to contraindications for use in certain populations. For example, upper nasal space drug delivery may not be appropriate for use by patients with certain pre-existing conditions, such as chronic rhinitis with or without nasal polyposis or anatomical nasal obstruction.

If we are unable to maintain and expand commercial distribution capabilities, we may not be successful in commercializing our product candidates if and when they are approved.

We intend to expand our sales and marketing infrastructure for Trudhesa to further penetrate the migraine acute treatment with Trudhesa or by marketing our other product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and retaining a sales force is expensive and time consuming and challenges could impact the trajectory and performance of a product.

Factors that may inhibit our efforts to commercialize Trudhesa and our other product candidates, if approved, on our own include:

•
our inability to recruit, train and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
•
the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any product candidates;
•
the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors for our product candidates;

•
restricted or closed distribution channels that make it difficult to distribute our product candidates to segments of the patient population;
•
the lack of complementary product candidates to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•
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

Manufacturing finished drug products, especially in large quantities, is complex. The commercialization of Trudhesa requires several manufacturing steps and involves complex techniques to assure quality and sufficient quantity, especially as the manufacturing scale increases. Additionally, if our other product candidates receive regulatory approval, they will also require several manufacturing steps and may involve complex techniques to assure quality and sufficient quantity, especially as the manufacturing scale increases. Trudhesa and our other product candidates will need to be made consistently and in compliance with a clearly defined manufacturing process pursuant to FDA regulations. Accordingly, it will be essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, filling, labeling, packaging, storage, shipping, quality control and testing, may result in lot failures, delay in the release of lots, product recalls or spoilage. Success rates can vary dramatically at different stages of the manufacturing process, which can lower yields and increase costs. We may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and cause us to fail to satisfy contractual commitments, lead to delays in our clinical trials or result in litigation or regulatory action. Such actions would hinder our ability to meet contractual obligations and could cause material adverse consequences for our business.

Reimbursement for any approved products may be limited or unavailable, which could make it difficult for us to sell our product candidates profitably.

In both domestic and foreign markets, sales of Trudhesa and our other product candidates, if approved, will depend, in part, on the extent to which the costs of our product candidates will be covered by third-party payors, such as government health care programs, commercial insurance and managed health care organizations. These third-party payors decide which drugs will be covered and establish reimbursement levels for those drugs. The containment of health care costs has become a priority of foreign and domestic governments as well as private third-party payors. The prices of drugs have been a focus in this effort. Governments and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. Cost-control initiatives could cause us to decrease the price we might establish for product candidates, which could result in lower than anticipated product revenues.

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective relative to other alternatives, including generic products; and
•
neither experimental nor investigational.

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

The development and commercialization of new and improved pharmaceutical products is highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of product candidates which may target the same markets as our product candidates. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our product candidates within those markets. We expect any future product candidates we develop and commercialize on our own or with our strategic partners, if approved, to compete with existing and leading products in the market on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects experienced and convenience of administration and drug delivery.

For our product candidates, we are aware of the following competing efforts:

•
Trudhesa. Approved acute treatments for migraine include triptans, gepants, lasmiditan and alternative formulations of DHE, such as Migranal, which is administered intranasally. Some of these competitor products have been launched. Some of these competitors are also developing product candidates that utilize alternative routes of administration, including Biohaven Pharmaceuticals, Inc., Amneal Pharmaceuticals, Inc., Satsuma Pharmaceuticals, Inc. and Zosano Pharma Corporation, whose product candidates use nasal pumps or other drug delivery technologies.
•
INP105. While there are no FDA-approved acute treatments for agitation and aggression in ASD, commonly prescribed treatments include mostly atypical (second generation) antipsychotics. These can include risperdone (Risperdal), olanzapine (Zyprexa), quetiapine (Seroquel), aripiprazole (Abilify), ziprasidone (Geodon) and others.
•
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

One or more of our competitors may utilize their expertise in other methods of pharmaceutical drug delivery to develop and obtain approval for upper nasal space delivery products that may compete with our product candidates. These competitors may include Aegis, Optinose and other smaller pharmaceutical companies. Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we have had to date. Our ability to compete effectively will depend, in part, on the timing and scope of regulatory approvals for these product candidates, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position, the safety and effectiveness of our product candidates, the ease with which our product candidates can be administered and the extent to which patients accept relatively new routes of administration. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any product candidates we may develop. Competitive products may reduce the demand and price for any product candidates we develop, making them obsolete or noncompetitive before we recover the expense of developing and commercializing such product. Our competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

We rely entirely on third parties for the manufacturing of Trudhesa and our other product candidates that we develop for nonclinical studies and clinical trials and expect to continue to do so for commercialized products. If we encounter difficulties in negotiating manufacturing and supply agreements with third-party manufacturers and suppliers of our POD device and the active ingredients in Trudhesa and INP105, our ability to commercialize our other product candidates, if approved, would be impaired.

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

In addition, some of our suppliers conduct their manufacturing operations for us at a single facility. Unless and until we qualify additional facilities, we may face limitations in our ability to respond to manufacturing and supply issues. For example, if regulatory, manufacturing or other problems require one of these manufacturers or suppliers to discontinue production at their respective facility, or if the equipment used for the production of our POD device or the active ingredients in these facilities is significantly damaged or destroyed by fire, flood, earthquake, power loss or similar events, the ability of such manufacturer or supplier to provide components or the active pharmaceutical ingredients needed for our product candidates, or to manufacture our product candidates may be significantly impaired. In the event that these parties suffer a temporary or protracted loss at their facility of our equipment, we would still be required to obtain FDA approval to qualify a new manufacturer or supplier, as applicable, as an alternate manufacturer or source for the respective component before any components manufactured by such manufacturer or by such supplier could be sold or used. To do so, we would need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidates according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize any of our approved products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture the product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies before implementing the change for our clinical supply for use in clinical trials or for commercial supply of any approved product. We may be unsuccessful in demonstrating the comparability of supplies before and after a manufacturing change, which could require the conduct of additional clinical trials and result in a delay or disruption in our clinical development plan or our ability to commercialize any approved product.

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

•
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
•
our wholesalers and distributors could become unable to sell and deliver our product candidates for regulatory, compliance and other reasons;
•
our CMOs, wholesalers and distributors could breach or default on their agreements with us to meet our requirements for commercialization of our product candidates;
•
our CMOs, wholesalers and distributors may not perform as agreed or may not remain in business for the time required to successfully produce, store, sell and distribute our product candidates and we may incur additional cost;
•
our CMOs, wholesalers and distributors may misappropriate our proprietary information; and
•
if our CMOs, wholesalers and distributors were to terminate our arrangements or fail to meet their contractual obligations, we may be forced to delay our commercial programs.

For example, we identified increased levels of impurities in some drug vials of certain drug lots used in our Trudhesa STOP 301 trial. Vials from those drug lots were removed from the trial and we conducted a root cause investigation, identifying the likely root cause as long stoppages in the production of two lots. If we encounter similar issues in connection with our commercial manufacturing of Trudhesa, we may face delays and shortages in production of Trudhesa, impacting our ability to fill prescriptions, and may face further scrutiny from the SEC.

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
•
may change approval policies or adopt new regulations; or
•
may not accept a file for submission due to, among other reasons, the content or formatting of the submission.

We have only obtained FDA approval for Trudhesa to date. This relative lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our subsequent clinical product candidates. If we experience delays in obtaining approval or if we fail to obtain approval of INP105, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

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

Although the active ingredients in our other product candidate, INP105, are approved and commonly used as treatment for agitation associated with ASD, they have not previously been approved or demonstrated to be safe for repeat intermittent use over an extended period of time using an upper nasal space drug delivery. Any future NDA submissions may propose to bridge Listed Drugs, or LDs, for which we have conducted a comparative bioavailability study. The approval of Trudhesa or our prior clinical results for our product candidates are not necessarily indicative of our ability to bridge to LD for future product candidates, as there can be significant variability in results between different clinical trials due to numerous factors, including the pharmacokinetics or pharmacodynamics of different drugs, changes in trial procedures, differences in the size and type of patient populations, including across geographies, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants. If we are not able to establish a bridge between a product candidate and each LD upon which they rely to demonstrate that such reliance is justified, we may be required to show safety and efficacy through one or more clinical trials. In addition, the long-term safety studies we are conducting or plan to conduct may reveal safety concerns, including with regard to nasal mucosa or olfactory function. If either or both of these outcomes occur, we may be prevented or delayed in obtaining marketing approval.

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

Delays in the commencement, enrollment or completion of clinical trials of our product candidates could result in increased costs to us as well as a delay or failure in obtaining regulatory approval, or prevent us from commercializing our future product candidates on a timely basis, or at all.

We anticipate the initiation of a Phase 2 trial of a double-blind placebo-controlled single dose of INP105 study in adolescents with ASD in the first half of 2022. Any of our future clinical trials may not be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include:

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

We intend to seek FDA approval for product candidates through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act, or the FDCA. In general, Section 505(b)(2) allows a 505(b)(2) applicant to rely on the FDA’s finding of safety or effectiveness for an LD only to the extent that the proposed product in the 505(b)(2) application shares common characteristics with the LD. The 505(b)(2) application must include sufficient data to support differences between the LD and the proposed drug in the 505(b)(2) application. If the FDA does not agree that the 505(b)(2) regulatory pathway is appropriate or scientifically justified for one or more of our product candidates, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. For example, the FDA may not agree that we have provided a scientific bridge, through, for example, comparative bioavailability data, to demonstrate that reliance on the prior findings of safety or efficacy for an LD is justified. If we are unable to pursue a Section 505(b)(2) pathway, the time and financial resources required to obtain FDA approval for our product candidates would likely increase substantially. Moreover, the inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market before our product candidates, which could materially adversely impact our competitive position and prospects.

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

The ongoing COVID-19 pandemic, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including through disruption to our planned clinical trials, supply chains, business operations and commercialization efforts, or through delay in the FDA’s approval of our product candidates.

The ongoing COVID-19 global pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, potential waves or cycles of the pandemic or new virus variants, and the actions to contain the virus or treat its impact. For example, ineffective or uncoordinated vaccine deployment in the future or other responses to COVID-19, the emergence of more virulent or infectious variants of the virus, or limitations on vaccine availability could risk increasing the duration and severity of the pandemic, which could have various negative impacts on our business, the extent of which we cannot fully predict.

Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis for our planned clinical trials may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our planned clinical trials. If the global effort to control the spread of COVID-19 and treat COVID-19 patients is impeded for an extended period of time, we risk a delay in activating sites and enrolling subjects as previously projected. Any such delays to our planned clinical trials for our current product candidates could impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans.

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

Infections and deaths related to COVID-19 also continue to disrupt certain healthcare and healthcare regulatory systems globally. Such disruptions could continue divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of our product candidates.

The COVID-19 pandemic could have an adverse impact on our commercial launch plans for Trudhesa due to future government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures in response to rising infections and deaths which may result in limiting our ability to hire additional sales force resources, conduct necessary trainings of such sales force and attending and presenting at various conferences or other programs. Even though Trudhesa has been approved by the FDA, future government-imposed orders may also result in patients not visiting their healthcare providers or their pharmacies to get their prescriptions filled, in-person interactions by sales and medical representatives in healthcare settings may be suspended, and any remote interactions may be less effective than in-person interactions. In addition, due to the prioritization of healthcare resources toward pandemic efforts, even remote interactions may not be possible. These factors could have an adverse impact on our business and our ability to effectively commercialize Trudhesa.

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

Our marketed product and all of our development product candidates utilize similar POD devices, which are designed to deliver the drug into the upper nasal space using a gas propellant. While our product candidates have been generally well tolerated in nonclinical studies and clinical trials, patients may in the future experience different or more severe adverse events due in part to our POD device. Any failure of our POD device to demonstrate adequate biocompatibility, usability, performance or safety could adversely affect the development, approval, or commercialization of Trudhesa or our other product candidates utilizing the same or similar POD device, including a suspension or delay of all ongoing development in our other product candidates, or our marketed product candidates, if any.

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

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of nonclinical studies and clinical trials and the submission of regulatory filings. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to reach subsequent milestones, receive marketing approval or commercialize our product candidates, including:

•
the FDA and other governmental health authorities, IRBs, or ethics committees may not authorize or may delay authorizing us or our investigators to commence or continue a clinical trial or conduct a clinical trial at all or at a prospective trial site, such as by requiring us to conduct additional nonclinical studies and submit additional data or imposing other requirements before permitting us to initiate or continue a clinical trial;
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
•
our third-party suppliers, such as our contract manufacturers of the POD device and our active ingredients, may not provide us with the information we need for our marketing submissions or may not manufacture product for us that is in compliance with regulatory requirements; and
•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from nonclinical or clinical testing of studies conducted by competitors that raise safety or efficacy concerns broadly about our POD technology, upper nasal space delivery or about our product candidates specifically.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the acceptance of clinical data developed in foreign geographies. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve a product candidate. We have only obtained regulatory approval for one product candidate, and it is possible that none of our additional product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. In addition, we may gain regulatory approval in some but not all of the territories available or some but not all of the target indications, resulting in limited commercial opportunity for the approved product.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to temporarily postpone most inspections of foreign manufacturing facilities and products. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. As of July 2020, and as reflected in an August 2020 guidance document last updated May 2021, utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, the FDA is either continuing to, on a case-by-case basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. The FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace, and delays or setbacks are possible in the future. Should the FDA determine that an inspection is necessary for approval because available information raises concerns about the adequacy of the facility or site and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Additionally, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Additionally, as noted above, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended.

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

The results of nonclinical and preclinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. The results of preclinical studies and clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size, demographics and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial procedures and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. For example, our STOP 301 trial for Trudhesa primarily evaluated the safety and tolerability of Trudhesa against the patient’s best previous migraine treatment. While exploratory efficacy endpoints were analyzed as part of the trial and were notable, the exploratory nature of the trial limits the interpretability of these results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to obtain marketing approval for our product candidates would substantially harm our business, prospects, financial condition and results of operations.

Additionally, planned clinical trials may utilize an “open-label” trial design, as did our STOP 301 trial for Trudhesa. An “open-label” clinical trial is one where both the patient and investigator know that the patient is receiving the investigational product candidate. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware that patients have received treatment and may interpret the information collected more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates in clinical trials when studied in a controlled environment with a double-blind placebo or active control.

Our product candidates may cause undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.

Undesirable side effects caused by our product candidates could cause us, or regulatory authorities, to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. For example, the most common adverse events in our STOP 301 trial evaluating Trudhesa included nasal congestion, nausea, nasal discomfort and unpleasant taste. Moreover, we could in the future observe local toxicity in the nasal or olfactory epithelia.

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

We intend to market Trudhesa and our other product candidates, if approved, in international markets either directly or through partnerships. Such marketing will require separate regulatory approvals in each jurisdiction and compliance with numerous and varying regulatory requirements. The approval procedures vary from jurisdiction to jurisdiction and may require additional testing that we are not required to perform to obtain regulatory approval in the United States. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not guarantee approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not guarantee approval by regulatory authorities in other foreign jurisdictions or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any foreign market. If we or any future partner are unable to obtain regulatory approval for our product candidates in one or more significant foreign jurisdictions, then the commercial opportunity for our product candidates, as well as our financial condition, will be adversely affected.

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
•
revisions to the labeling, including limitation on approved uses or the imposition of additional warnings, contraindications or other safety information, including boxed warnings;
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

It is also possible that other federal, state or foreign enforcement authorities might take action if they determine that our promotional or training materials promote an unapproved use or make false or misleading claims, which could result in significant fines or penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products or false or misleading claims, the FDA or another regulatory agency could disagree with the manner in which we advertise and promote our products. Violations of the FDCA may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which may lead to costly penalties and may adversely impact our business. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations; however, there are still significant risks in this area, in part due to the potential for False Claims Act exposure. Competitors may also object to our promotional claims, which could lead to trade complaints to FDA or other actions related to unfair competition.

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

Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA, including measures during the former presidential administration. By way of example, the Tax Cuts and Jobs Act of 2017, or the Tax Reform Act, among other things, included a provision that repealed, effective January 1, 2019, the tax based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form.

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

We expect to transition the POD device used in the INP105 clinical trials to a commercial stage POD device for pivotal clinical trials and commercialization, which may be unsuccessful or costly.

While we used for our Trudhesa STOP 301 trial the version of our POD device that we are using for commercialization, the version of our POD devices used in the initial clinical trials for INP105 will need to be further refined for use in later-stage clinical trials and to enable larger scale manufacturing and distribution, if the INP105 candidates receive regulatory approvals. We expect to transition this clinical-stage POD device to commercial stage POD devices prior to pivotal clinical trials and commercialization. The development work on the commercial stage devices for INP105 is ongoing. We cannot be certain that the transition from the clinical stage POD device to the commercial stage POD device will be successful or be completed on time. If we are unable to complete the transition in a timely and cost-effective manner, our clinical trials and commercialization efforts may be harmed.

Risks Related to Our Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our technology and product candidates may be adversely affected.

Our success depends in part on our ability to obtain, maintain, protect and enforce patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, relating to our product candidates, our technology such as our proprietary POD nasal drug delivery platform, and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Our patent portfolio as of February 1, 2022 contained 8 U.S. issued patents and 34 patents issued in ex-U.S. jurisdictions including Australia, Brazil, Canada, China, Switzerland, Germany, France, Great Britain, Japan, and Russia and 13 U.S. pending applications as well as 80 patent applications pending in ex-U.S. jurisdictions including Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, South Africa and one pending international patent application that cover our marketed product candidates, development product candidates, and our proprietary POD nasal drug delivery platform. We may not be able to apply for patents on certain aspects of our technology and our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of any patent applications that we license from third parties, or the ability to maintain the rights to patents licensed to third parties, and should we decide to license any of our patents to third parties in the future, we may not retain sufficient rights to prosecute and enforce such patents. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing product candidates and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our technology and our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

In addition, there can be no assurance that:

•
others will not or may not be able to make, use or sell upper nasal space product candidates that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own;

•
we or our existing or future collaborators are the first to make the inventions covered by each of our issued patents and pending patent applications that we own;
•
we, or our existing or future collaborators, are the first to file patent applications covering certain aspects of our inventions;
•
others will not independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•
a third party will not challenge our patents and, if challenged, a court would hold that our patents are valid, enforceable and infringed;
•
any issued patents that we own or have licensed will provide us with any competitive advantages, or will not be challenged by third parties;
•
we may develop additional proprietary technologies that are patentable;
•
the patents of others will not have a material or adverse effect on our business, financial condition, results of operations and prospects; and
•
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

The issued patents and pending patent applications in the United States and in key markets around the world that we own or license claim many different devices, compositions and methods, including processes relating to the discovery, development, manufacture and commercialization of upper nasal space drug delivery. As the field of upper nasal space drug delivery continues to mature, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue and, if they do, as to when, to whom, and with what claims. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material and adverse effect on our business, financial condition, results of operations and prospects or our ability to successfully compete.

We may not be able to protect our intellectual property rights throughout the world.

Obtaining a valid and enforceable issued or granted patent covering our technology in the United States and worldwide can be extremely costly, and our or our licensors' or collaborators’ intellectual property rights may not exist in some countries outside the United States or may be less extensive in some countries than in the United States. In jurisdictions where we or our licensor or collaborators have not obtained patent protection, competitors may seek to use our or their technology to develop their own products and further, may export otherwise infringing products to territories where we or they have patent protection, but where it is more difficult to enforce a patent as compared to the United States. Competitor products may compete with our future product candidates in jurisdictions where we do not have issued or granted patents or where our or our licensors' or collaborators’ issued or granted patent claims or other intellectual property rights are not sufficient to prevent competitor activities in these jurisdictions. The legal systems of certain countries, particularly certain developing countries, make it difficult to enforce patents and such countries may not recognize other types of intellectual property protection, particularly relating to pharmaceuticals. This could make it difficult for us or our licensor or collaborators to prevent the infringement of our or their patents or marketing of competing products in violation of our or their proprietary rights generally in certain jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our and our licensor’s or collaborators’ efforts and attention from other aspects of our business, could put our and our licensor’s or collaborators’ patents at risk of being invalidated or interpreted narrowly, and our and our licensor’s or collaborators’ patent applications at risk of not issuing and could provoke third parties to assert claims against us or our licensor or collaborators. We or our licensor or collaborators may not prevail in any lawsuits that we or our licensor or collaborators initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

Because the upper nasal space therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our technology or our product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize our technology or our product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents held by third parties of which we are not aware that, if found to be valid and enforceable, could be alleged to be infringed by our POD nasal drug delivery platform and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our POD nasal drug delivery platform and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our technology or our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

We are highly dependent on members of our senior management, including Adrian Adams, our Chairman President and Chief Executive Officer, John Hoekman, Ph.D., Chief Technology and Development Officer and one of our founders, John Leaman, M.D., our Chief Business and Financial Officer and Business Officer, Leonard S. Paolillo, our Chief Commercial Officer, and Stephen Shrewsbury M.B. ChB., our Chief Medical Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. Also, each of these persons may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

As a public company, and particularly after we are no longer an emerging growth company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market, or Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We will need to hire additional accounting, finance and other personnel and make further investments in processes and systems in connection with these efforts. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Regardless of the merits or eventual outcome, liability claims may result in:

•
injury to our reputation;
•
decreased demand for our product candidates or products that we may develop;
•
withdrawal of clinical trial participants;
•
costs to defend the related litigations;
•
a diversion of management’s time and our resources;
•
substantial monetary awards to trial participants or patients;
•
product recalls, withdrawals, or labeling, marketing or promotional restrictions;
•
loss of revenue;
•
the inability to successfully commercialize Trudhesa and our other product candidates, if approved; and
•
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

•
receipt of marketing approval for our other product candidates;
•
results of nonclinical studies and clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
•
introductions and announcements of new product candidates by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•
regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
•
material and adverse impact of the COVID-19 pandemic on the markets and the broader global economy;
•
the success of competitive products or technologies;

•
actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing process or sales and marketing terms;
•
actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•
the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•
developments concerning any future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•
market conditions in the life sciences and pharmaceutical sectors;
•
announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•
developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;
•
our ability or inability to raise additional capital and the terms on which we raise it;
•
the recruitment or departure of key personnel;
•
changes in the structure of healthcare payment systems;
•
actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•
our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•
fluctuations in the valuation of companies perceived by investors to be comparable to us;
•
announcement and expectation of additional financing efforts;
•
speculation in the press or investment community;
•
trading volume of our common stock;
•
sales of our common stock by us or our stockholders;
•
the concentration in ownership of our common stock;
•
changes in accounting principles;
•
potential litigation or the threat thereof;
•
terrorist acts, acts of war or periods of widespread civil unrest;
•
natural disasters and other calamities; and
•
general economic, industry and market conditions.

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

As of December 31, 2021, our executive officers, directors and their respective affiliates owned a substantial portion of our voting stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

•
establish a classified board of directors so that not all members of our board are elected at one time;
•
permit only the board of directors to establish the number of directors and fill vacancies on the board;
•
provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•
require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

•
authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;
•
eliminate the ability of our stockholders to call special meetings of stockholders;
•
prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•
prohibit cumulative voting; and
•
establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

Further, occurrences of epidemics or pandemics, depending on their scale, may result in damage to the national and local economies within our geographic area. Global economic conditions may be disrupted by widespread outbreaks of infectious or contagious diseases, and such disruption may adversely affect clinical development plans. See “Risk Factors—The ongoing COVID-19 pandemic, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including the execution of our planned clinical trials.”

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

We and our CMOs are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the use, generation, manufacture, distribution, storage, handling, treatment, remediation and disposal of hazardous materials and wastes. Hazardous chemicals, including flammable and biological materials, are involved in certain aspects of our business, and we cannot eliminate the risk of injury or contamination from the use, generation, manufacture, distribution, storage, handling, treatment or disposal of hazardous materials and wastes. In the event of contamination or injury, or failure to comply with environmental, health and safety laws and regulations, we could be held liable for any resulting damages and any such liability could exceed our assets and resources. We could also incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations. We are uninsured for third-party injury from contamination.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in Seattle, Washington, where we lease a total of approximately 11,568 square feet of office and laboratory space that we use for our administrative, research and development and other activities. Our lease expires in August 2024. In December 2021, we entered into an operating lease to rent additional office space with 7,051 square feet and an expiration date of October 31, 2022.

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Market Information for Common Stock

Our common stock began trading on the Nasdaq Global Market under the symbol “IMPL” on April 23, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 16, 2022, there were approximately 81 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We currently intend to retain all available funds and future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans

Stock Performance Graph

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 201(e) of Regulation S-K.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from our Initial Public Offering of Common Stock

On April 27, 2021, we closed our initial public offering, or IPO, in which we sold and issued an aggregate of 5,333,334 shares of our common stock at a price to the public of $15.00 per share and received net proceeds of approximately $72.0 million from the IPO, after deducting underwriting discounts and commissions of approximately $5.6 million and offering expenses of approximately $2.4 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Wedbush PacGrow, Guggenheim Securities, LLC and Cowen and Company, LLC acted as book-running managers for the IPO.

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section of this Annual Report on Form 10-K titled “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section of this report titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a commercial-stage pharmaceutical company developing transformative therapies for people suffering from diseases with high unmet medical needs, with an initial focus on diseases of the central nervous system, or CNS. Our company was founded on the premise that the upper nasal space can be an optimal treatment entry point for CNS and other diseases where rapid vascular absorption can result in superior clinical outcomes. Our strategy is to pair our proprietary Precision Olfactory Delivery, or POD, upper nasal delivery technology with well-established therapeutics or other therapeutics where rapid vascular absorption is preferred to drive therapeutic benefit, improve patient outcomes, reduce drug development risk and expand the commercial opportunity within our target diseases. On September 2, 2021 Trudhesa was approved by the U.S. Food and Drug Administration, or FDA, for the acute treatment of migraine headaches with or without aura in adult patients available by prescription in pharmacies. Since 2016, we have identified and advanced multiple product candidates, including TrudhesaTM (INP104) for the acute treatment of migraine and INP105 for the acute treatment of agitation and aggression in patients with Autism Spectrum Disorder, or ASD. Our pipeline of proprietary product candidates also includes INP107 for the treatment of OFF episodes in Parkinson’s Disease.

We have retained all development and commercial rights to Trudhesa and each of our product candidates. Given the concentrated prescriber base of our target market for Trudhesa we have independently initiated the launch of in the third quarter of 2021. Our inaugural sales team is comprised of approximately 60 representatives to support our targeted launch strategy. The sales team is supported by an established market access, medical affairs, marketing, and operations infrastructure. We intend to increase the size of our Trudhesa field organization to 120 representatives in the early 2023. We anticipate independently commercializing our other product candidates, if approved, by establishing similar targeted sales teams supported by our existing infrastructure.

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

Though December 31, 2021, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock, redeemable convertible preferred stock, warrants, debt and convertible notes. We have incurred significant operating losses to date. Our net losses were $76.5 million and $46.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $214.8 million and a cash balance of $88.2 million

Recent Developments

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

In September 2021, we completed a follow-on public offering of our common stock, pursuant to which we issued and sold 3,450,000 shares of our common stock (which included 450,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a public offering price of $15.00 per share. Including the option exercise, we received net proceeds of approximately $48.3 million after deducting underwriting discounts and commissions of $2.8 million and offering costs of $0.6 million.

Oaktree Financing and Revenue Interest Financing

On March 17, 2022, we entered into a senior secured loan agreement and related security agreements or the Senior Credit Agreement with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto, or collectively Oaktree, under which we borrowed $50.0 million less transactions costs (see Liquidity and Capital Resources - Recent Debt Financings).

Concurrently on March 17, 2022, we entered into a Revenue Interest Financing Agreement or RIF with certain purchasers party thereto, collectively the Purchasers, and Oaktree Fund Administration, LLC as administrative agent, pursuant to which we sold to the Purchasers the right to receive payments from us at a tiered percentage, or the Applicable Tiered Percentage, of future net revenues of Trudhesa, including worldwide net product sales and upfront payments, and milestones, together the Revenue Interests (see Liquidity and Capital Resources - Recent Debt Financings).

COVID-19

We are continuing to proactively monitor and assess the ongoing COVID-19 global pandemic. We have been monitoring the potential impact on our business that may result from this continuing evolving crisis and to avoid any unnecessary potential delays to our programs. The safety and well-being of employees, patients and partners is our highest priority. To date, we have continued to operate without material impact on our business.

In response to the COVID-19 pandemic, we have implemented various strategies to minimize any disruptions to commercialization of Trudhesa and our planned clinical trials. We did not experience any disruption in our supply chain of drugs necessary to commercialize Trudhesa and to conduct our clinical trials. However, we are continuing to evaluate our clinical supply chain in light of the COVID-19 pandemic. Numerous state and local jurisdictions have imposed and lifted, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19 and its variants in connection with the resurgence of infections. We are supporting our employees by utilizing remote work, leveraging virtual meeting technology and encouraging employees to follow local guidance.

Financial Operations Overview

Product Revenues, Net

We began to recognize revenue from product sales, net of discounts and other adjustments, in September 2021 in conjunction with the launch of Trudhesa. We recently launched Trudhesa and will continue to evaluate trends related to revenue momentum for Trudhesa, including any discernible impacts of the COVID-19 pandemic.

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
•
the impact of the COVID-19 pandemic or other future pandemics on timelines and clinical operations, which may lead to increased costs, delays or both; and
•
the extent to which we establish collaboration, licensing or similar arrangements and the performance of any related third parties.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, travel and stock-based compensation for our personnel in executive, finance and accounting, human resources, and other administrative functions, as well as fees paid for accounting, legal and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. With the approval of Trudhesa in September 2021, we continue to expect our selling and marketing costs to increase relating to the commercialization of Trudhesa and further growth of our commercial infrastructure thereafter. We will incur additional expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

Other (Expense) Income, Net

Other (expense) income, net, consists of interest earned on our cash, interest expense on our borrowings, and changes in the fair value of our stock warrant liabilities, redeemable convertible preferred stock warrant liabilities and convertible notes, and loss on extinguishment of debt.

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following tables summarize our results of operations for the periods presented.

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Product revenue, net	$668	$—	$668
Cost of goods sold	691	—	691
Gross profit (loss)	(23)	—	(23)
Operating expenses:
Research and development	20,563	28,298	(7,735)
Selling, general and administrative	50,900	17,036	33,864
Total operating expenses	71,463	45,334	26,129
Loss from operations	(71,486)	(45,334)	(26,152)
Other (expense) income, net	(5,048)	(463)	(4,585)
Loss before income taxes	(76,534)	(45,797)	(30,737)
Provision for income taxes	2	1	1
Net loss and comprehensive loss	(76,536)	(45,798)	(30,738)
Accretion on redeemable convertible preferred stock	129	518	(389)
Net loss attributable to common stockholders	$(76,665)	$(46,316)	$(30,349)

Product revenue, net

We recorded net product revenue in 2021 following FDA approval of Trudhesa in September 2021. We commenced shipments of Trudhesa during September 2021 and fully launched with a deployed sales force in October 2021. At launch we implemented our "bridge and co-pay savings" program which we believe provides an affordability solution for patients that enables physician prescribing. The program only provides assistance to commercially insured patients. Our data suggests these programs are playing an important role in supporting demand for Trudhesa, particularly as payers are in the process of publishing coverage policies for Trudhesa. Following FDA approval in 2021, we recognized $0.7 million of net product revenue related to sales of Trudhesa with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.

Cost of goods sold

Cost of goods sold of $0.7 million for the year ended December 31, 2021 is related to conversion and packing costs incurred after FDA approval related to the cost of Trudhesa products sold, in addition to certain overhead costs. We recorded a charge of $0.2 million in 2021 related to the write down of inventory to net realizable value in the consolidated statements of operations and comprehensive loss.

Prior to receiving FDA approval for Trudhesa in September 2021, we recorded all costs incurred in the manufacture of Trudhesa to be sold upon commercialization as research and development expense. As a result, a portion of the manufacturing costs related to the Trudhesa build-up incurred before FDA approval were already expensed in a prior period, referred to as zero cost inventories, and are therefore excluded from the cost of goods sold in 2021. We expect to sell the zero cost inventories within the next year.

Research and Development

Research and development expenses were $20.6 million in 2021, compared to $28.3 million for 2020. The decrease of $7.7 million was primarily due to a decrease in program specific costs supporting clinical development of our product candidates, primarily for Trudhesa, as clinical trials either closed or neared completion.

The following table summarizes the period-over-period change in research and development expenses by product candidate for the periods indicated:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Program-specific costs:
Trudhesa	$7,785	$15,961	$(8,176)
INP105	2,728	222	2,506
INP107 (1)	—	82	(82)
Other programs	28	55	(27)
Total program-specific costs	10,541	16,320	(5,779)
Non program-specific costs:
Personnel-related	$9,686	$9,701	$(15)
Internal, overhead and other expenses	336	2,277	(1,941)
Total non program-specific costs	10,022	11,978	(1,956)
Total research and development expenses	$20,563	$28,298	$(7,735)

Selling, General and Administrative

Selling, general and administrative expenses were $50.9 million in 2021, compared to $17.0 million in 2020. The increase of $33.9 million was primarily due to the ramp up of commercial and marketing related activity to prepare for the approval and subsequent launch of Trudhesa in 2021. Marketing and market access expenses increased by $14.0 million.

sales and commercial operations increased by $16.2 million and medical affairs increased by $1.9 million. There was additionally a $1.7 million increase in finance, corporate legal, and executive expense, primarily related to insurance, IT related expense, and board compensation.

Other (Expense) Income, Net

Other (expense) income, net was an expense of $4.6 million in 2021, compared to $0.5 million in 2020. The change of $4.5 million was primarily due to a (i) charge of $2.0 million for the loss on early extinguishment of debt related to the refinancing of the term loan with Avenue, (ii) an increase in interest expense on our borrowings of $1.5 million, and (iii) amortization of debt discount of $0.7 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Through December 31, 2021, we have funded our operations primarily through the issuance of common stock, convertible promissory notes, redeemable convertible preferred stock, debt, warrants and convertible notes with aggregate proceeds of $292.8 million. As of December 31, 2021, we had available cash and cash equivalents of $88.2 million and an accumulated deficit of $214.8 million.

Based upon our current operating plan, we estimate that our cash and cash equivalents as of December 31, 2021 along with proceeds from the March 2022 Revenue Interest Financing Agreement and borrowings under the Oaktree Loan and Security Agreement discussed below, are together sufficient for us to fund operating, investing, and financing cash flow needs for at least one year from the issuance date of our financial statements. If sufficient funds on acceptable terms are not available when needed, we could be required to reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs or planned product launch plans. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve its intended business objectives.

Recent Equity Issuances

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

Recent Debt Financings

Oaktree Facility

On March 17, 2022, or the Closing Date, we entered into a senior secured loan agreement and related security agreements or the Senior Credit Agreement with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) under which we borrowed $50.0 million. The term loan has a maturity date of March 17, 2027, initially bearing interest at the Secured Overnight Financing Rate, or SOFR, + 8.75% (with a SOFR floor of 1.00%). Once Trudhesa achieves at least $125.0 million in net sales, interest will step down to SOFR + 8.00% (with a SOFR floor of 1.00%).

We are required to make quarterly interest-only payments until the fourth anniversary of the Closing Date, after which we are required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Prepayments of the loan, in whole or in part, will subject to early prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. We are also required to pay an exit fee upon any payment or prepayment equal to 2.0% of the aggregate principal amount of the loans funded under the Senior Credit Agreement.

A portion of the loan proceeds were used to repay in full the $32.9 million aggregate principal amount (including the prepayment fee and final payment fee) of loans outstanding owed to Oxford Finance LLC, or Oxford and Silicon Valley Bank, or SVB by the Company.

Revenue Interest Financing Agreement

On March 17, 2022, we entered into a Revenue Interest Financing Agreement, or RIF, with certain purchasers party thereto, collectively the Purchasers, and Oaktree Fund Administration, LLC as administrative agent, in such capacity, the RIF Agent, pursuant to which we sold to the Purchasers the right to receive payments from us at a tiered percentage, or the Applicable Tiered Percentage, of future net revenues of Trudhesa, including worldwide net product sales and upfront payments, and milestones, collectively, the Revenue Interests. Under the terms of the agreement, we received $50.0 million, the Investment Amount, less certain transaction expenses in exchange for tiered royalty payments on worldwide net sales from Trudhesa, as follows: 7.75% on annual United States net sales up to $150.0 million; 4.75% on annual United States net sales between $150 million and $300 million; 0.75% on annual United States net sales greater than $300.0 million; and 10% of any upfront payments, milestone payments and royalties received by us from licensing or partnerships relating to Trudhesa outside the United States.

The Purchaser's rights to receive the Revenue Interests shall terminate on the date on which the Purchasers have received payments equal to 175% of the funded portion of the Investment Amount including the aggregate of all payments made to the Purchasers as of such date, unless the RIF is earlier terminated. If the Purchasers have not received payments equal to the 175% of the funded portion of the Investment Amount by the nine-year anniversary of the initial closing date, among other things, we shall pay the Purchasers an amount equal to the funded portion of the Investment Amount plus a specific annual rate of return less payments previously received.

Under the RIF, we have an option, or the Call Option, to repurchase future Revenue Interests at any time until the third anniversary of the Closing Date upon advance written notice. Additionally, the Purchasers have an option, or the Put Option, to terminate the RIF and to require us to repurchase future Revenue Interests upon enumerated events such as a bankruptcy event, a material adverse effect or a change of control. If the Put Option or the Call Option are exercised, the required repurchase price is an amount equal to (a) 1.25 multiplied by (b) the Investment Amount, (ii) as of any date on or after the one-year anniversary of the Closing Date and before the two-year anniversary of the Closing Date, an amount equal to (a) 1.40 multiplied by (b) the Investment Amount, (iii) as of any date on or after the two-year anniversary of the Closing Date and before the three-year anniversary of the Closing Date, an amount equal to (a) 1.55 multiplied by (b) the Investment Amount, and (iv) as of any date on or after the three-year anniversary of the Closing Date, an amount equal to (a) 1.75 multiplied by (b) the Investment Amount, in each case net of the sum of any payments received by the Purchasers prior to such Put Option Closing Date or Call Option Closing Date, as applicable.

If the Purchasers have not received 100% of the Investment Amount by February 15, 2027, the first tier royalty rate will be subject to an increase from 7.75% to 10.75%. The Company's obligations under the RIF are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Oaktree Fund Administration, LLC, as administrative agent for the lenders under the Senior Credit Agreement, by a perfected security interest in (i) accounts receivable arising from net sales of Trudhesa and (ii) intellectual property that is claiming or covering Trudhesa, or any method of using, making or manufacturing Trudhesa, including regulatory approvals, clinical data and all other Trudhesa assets.

Oxford and Silicon Valley Bank

In July 2021, we entered into a loan and security agreement, or the Oxford Loan Agreement, with Oxford, as the collateral agent and a lender, and SVB and, together with Oxford, the Lenders, as a lender to borrow up to an aggregate principal amount of $50.0 million in a series of term loans. Upon entering into the Loan Agreement, we borrowed $20.0 million, or the Term A Loan, from Oxford and SVB, or the Lenders, with approximately $10.8 million of such amount applied to the repayment of the outstanding principal, interest and final payment fees owed pursuant to our prior loan and security agreement with Avenue Ventures dated November 5, 2020. Under the terms of the Agreement, we may, at our sole discretion, borrow up to an additional $10.0 million, or the Term B Loan, upon the achievement by us of NDA approval from the FDA of Trudhesa which we drew down on the entire $10.0 million in September 2021. Under the terms of the Loan Agreement, we may, at our sole discretion, borrow from the Lenders up to an additional $20.0 million, or the Term C Loan, upon the achievement by us of net revenue for a trailing six (6) month period of at least $15.0 million, or the Term C Milestone Event. We may draw the Term C Loan during the period commencing on the date of the occurrence of the Term C Milestone Event and ending on the earliest of (i) December 31, 2022 (ii) the sixtieth (60th) day following the occurrence of the Term C Milestone Event, and (iii) the occurrence of an event of default.

On March 17, 2022, we repaid approximately $32.9 million of outstanding principal, interest and final payment fees owed under loan agreements with Oxford Finance LLC and Silicon Valley Bank.

In connection with entering into the Loan Agreement and borrowing the Term A Loan and Term B Loan, we issued warrants to purchase 71,522 and 23,166 shares of common stock, respectively, or the Warrants, to the Lenders at a per share exercisable price of $8.389 and $12.95, respectively.

Convertible Promissory Notes

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

Avenue Term Loan

In November 2020, we entered into a debt and equity financing agreement, or the Avenue Agreement, with Avenue Venture Opportunities Fund. The Avenue Agreement provided for a 36-month term loan of up to $20.0 million, of which $10.0 million was funded at close and an additional $10.0 million was available at our request until December 31, 2021, subject to (i) completion of an underwritten public offering with gross proceeds of at least $75.0 million, or a Qualified Public Offering, (ii) receipt of FDA approval of Trudhesa and (iii) approval by Avenue’s investment committee. Loans under the Avenue Agreement incur interest at an initial interest rate of 11% per year. On July 2, 2021, we repaid approximately $10.8 million of outstanding principal, interest and final payment fees owed under the Avenue Agreement and terminated the Avenue Agreement. We recorded a loss of $2.0 million on the early extinguishment of debt related to the unamortized debt discount associated with the fair value of the warrants, final payment fee, and unamortized debt issuance costs.

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

Cash Flows

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Cash used in operating activities	$(66,364)	$(39,183)
Cash used in investing activities	(408)	(1,782)
Cash provided by financing activities	147,889	11,059
Net increase (decrease) in cash	$81,117	$(29,906)

Cash Flows From Operating Activities

For 2021, cash used in operating activities was $66.4 million, which consisted of a net loss of $76.5 million partially offset by a net change of $2.2 million in operating assets and liabilities and by $8.1 million in non-cash charges. The net change in our operating assets was primarily due to an increase in inventories, accounts receivables and prepaid expenses and other current assets of $5.5 million offset by an increase in accounts payable and accrued liabilities of $7.7 million due primarily to an increase in the level of selling, general and administrative expenses. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, loss on early extinguishment of debt, amortization of debt discount, inventory write-downs to net realizable value, a change in the fair value of convertible notes, and a change in the fair value of our warrant liabilities.

For 2020, cash used in operating activities was $39.2 million, which consisted of a net loss of $45.8 million partially offset by $5.1 million in non-cash charges and by a net change of $1.5 million in operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of debt discounts and changes in the fair value of our redeemable convertible preferred stock warrant liabilities. The net change in our operating assets was primarily due to an increase in accounts payable of $1.5 million and a decrease in prepaid expenses and other current assets of $1.4 million partially offset by a decrease in accrued liabilities of $1.2 million and an increase in other assets of $0.2 million

Cash Flows From Investing Activities

For 2021 and 2020, cash used in investing activities of $0.4 million and $1.8 million, respectively, was related to purchases of property and equipment.

Cash Flows From Financing Activities

For 2021, cash provided by financing activities was $147.9 million, consisting primarily of net proceeds received from our IPO of $72.0 million and follow-on offering of $48.3 million net of issuance costs, net proceeds of $19.1 million under the Loan Agreement, proceeds of $7.5 million from the issuance of convertible notes and to a lesser extent from exercises of stock options and exercise of redeemable convertible preferred stock warrants.

For 2020, cash provided by financing activities was $11.1 million, consisting primarily of $9.7 million in proceeds from the issuance of debt, $0.9 million in proceeds from the exercise of stock options, and $0.5 million in proceeds from the issuance of redeemable convertible preferred stock.

Funding Requirements

We use our cash to fund operating expenses, including research and development expenditures and commercialization expenses for Trudhesa. We will incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to Trudhesa. We plan to continue to incur research and development expenses for the foreseeable future as we continue clinical trials and move further into product candidate development. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through a combination of equity or debt financings.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of our financial condition and consolidated results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 "Summary of Significant Accounting Policies" in the notes to our financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements

Revenue Recognition

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

Revenue from product sales is recognized when the customer obtains control of our product, which occurs upon transfer of title to the customer. We classify payments to customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in our consolidated statements of operations. Payments to customers or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below. Taxes collected from the customer relating to product sales and remitted to governmental authorities are excluded from revenue. Because our payment terms are generally forty-five days, we conclude there is not a significant financing component because the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less. We expense incremental costs of obtaining a contract as and when incurred since the expected amortization period of the asset that we would have recognized is one year or less.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, or the transaction price, which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, co-pay assistance, chargebacks, rebates and other allowances that are offered within contracts between us and our customer, health care providers and other indirect customers relating to the sale of Trudhesa. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable or a current liability. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following are the components of variable consideration related to product revenue:

•
Product Returns: Our customer has limited return rights related to the product’s damage or defect. We estimate the amount of product sales that may be returned and record the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized. Based on the distribution model for Trudhesa and the price of Trudhesa, we believe there will be minimal returns.

•
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

•
Managed care rebates: We are subject to rebates with certain commercial payers. We record these rebates as an accrual on our consolidated balance sheet in the same period we recognize the related revenue. We estimate our managed care rebates based on our estimated payer mix and the applicable contractual rebate rate.

•
Chargebacks: We estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers and patients at prices lower than the list prices charged to our customer. The government and other entities charge us for the difference between what they pay for the product and the selling price to our customer. We record reserves for these chargebacks related to product sold to our customer during the reporting period, as well as our estimate of product that remains in the distribution channel at the end of the reporting period that we expect will be sold to qualified healthcare providers and patients in future periods. As of December 31, 2021, we did not enter into any contracts with government entities and other entities that are eligible for chargebacks.

•
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

Accounts Receivable, net

Our trade accounts receivable consists of amounts due from customers in the U.S. net of distribution service fees, prompt pay discounts and other adjustments. Our contracts with customers have standard payment terms that generally require payment within 45 days. We analyze accounts that are past due for collectability, and periodically evaluate the creditworthiness of our customers. As of December 31, 2021, we determined an allowance for doubtful accounts was not required based upon our review of contractual payment terms and individual customer circumstances.

Inventory

Prior to receiving approval from the FDA in September 2021 to sell Trudhesa in the U.S., we expensed all costs incurred related to the manufacture of Trudhesa as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for our regulatory approval of drug candidates. Subsequent to receiving FDA approval in September 2021, we began to capitalize inventory related costs that were incurred subsequent to FDA approval. we value our inventories at the lower-of-cost or net realizable value and determine the cost of our inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale and items to be currently consumed in the production of goods to be available for sale, on a first-in, first-out (FIFO) basis. Due to the nature of our supply chain process, inventory that is owned by us, is physically stored at third-party warehouses, logistics providers and contract manufacturers. Determining net realizable value of inventories involves significant judgments, including projecting future average selling prices and future sales volumes. To project average selling prices and sales volumes, we review recent sales volumes, prescription volumes, existing customer orders, general economic trends, and other information. When these analyses reflect estimated net realizable values below our manufacturing costs, we record a charge to cost of goods sold in advance of when inventories are actually sold. Differences in forecasted average selling prices used in calculating lower of cost or net realizable value adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.

Stock-Based Compensation

We account for stock-based compensation expense related to stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PSUs by estimating the fair value on the date of grant. The Company estimates the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The fair value of RSUs and PSUs granted to employees is estimated based on the closing price of the Company's common stock on the date of grant.

Each PSU award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient and the units earned at the end of the performance period will be determined based on the achievement of certain revenue targets over the performance period. The PSUs also include a performance objective relating to total shareholder return (“TSR”). TSR reflects the change in the value of the Company’s common stock over each performance period. Depending on the revenue achieved and the TSR during the two-year performance periods, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 125% of the Target Shares granted for the 2022 performance period and 0% to 150% of the Target Shares granted for the 2023 performance period.

Management assesses the probability of achieving the specified revenue targets at each reporting period based on current and expected performance of Trudhesa, In the period it becomes probable that the minimum threshold specified in the award will be achieved, we recognize expense for the proportionate share of the total fair value of the PSUs related to the vesting period that has already lapsed for the shares expected to vest and be released. The remaining fair value of the shares expected to vest and be released is expensed on a straight-line basis over the balance of the vesting period. In the event the Company determines it is no longer probable that we will achieve the minimum threshold specified in the award, we reverse all of the previously recognized compensation expense in the period such a determination is made

The fair value of the portion of the Target Shares that relate to a relative TSR performance objective was determined using a Monte Carlo simulation analysis to estimate the total shareholder return ranking of the Company among a peer group over the remaining performance periods. See Note 10—Stock Incentive Plan to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Recent Accounting Pronouncements

See Note 2—Basis of Presentation and Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Impel Neuropharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Impel Neuropharma, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017

Seattle, Washington

March 29, 2022

IMPEL NEUROPHARMA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$88,212	$7,095
Trade receivables, net	1,352	—
Inventory	2,824	—
Prepaid expenses and other current assets	2,188	1,077
Total current assets	94,576	8,172
Property and equipment, net	3,149	3,700
Other assets	187	187
Total assets	$97,912	$12,059
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,367	$4,314
Accrued liabilities	8,950	3,173
Current portion of term debt	—	417
Common stock warrant liabilities	637	—
Redeemable convertible preferred stock warrant liabilities	—	2,622
Total current liabilities	15,954	10,526
Long-term debt	29,450	7,994
Total liabilities	45,404	18,520
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.001 par value; 204,198,489 shares authorized at December 31, 2020; 202,009,981 shares issued and outstanding at December 31, 2020; aggregate liquidation preference of $128,922 at December 31, 2020	—	127,039
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and — shares authorized at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 300,000,000 and 266,833,885 shares authorized at December 31, 2021 and December 31, 2020, respectively; 23,123,062 and 755,478 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	23	—
Additional paid-in capital	267,283	4,762
Accumulated deficit	(214,798)	(138,262)
Total stockholders’ equity (deficit)	52,508	(133,500)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$97,912	$12,059

The accompanying notes are an integral part of these consolidated financial statements.

IMPEL NEUROPHARMA, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Product revenue, net	$668	$—
Cost of goods sold	691	—
Gross profit (loss)	(23)	—
Operating expenses:
Research and development	20,563	28,298
Selling, general and administrative	50,900	17,036
Total operating expenses	71,463	45,334
Loss from operations	(71,486)	(45,334)
Other (expense) income, net	(5,048)	(463)
Loss before income taxes	(76,534)	(45,797)
Provision for income taxes	2	1
Net loss and comprehensive loss	$(76,536)	$(45,798)
Accretion on redeemable convertible preferred stock	(129)	(518)
Net loss attributable to common stockholders	$(76,665)	$(46,316)
Net loss per share attributable to common stockholders, basic and diluted	$(5.25)	$(91.05)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	14,600,346	508,668

The accompanying notes are an integral part of these consolidated financial statements.

IMPEL NEUROPHARMA, INC.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2019	201,335,862	$125,647	360,115	$—	$760	$(92,464)	$(91,704)
Accretion to redemption value on redeemable convertible preferred stock	—	518	—	—	(518)	—	(518)
Stock-based compensation expense	—	—	—	—	3,641	—	3,641
Issuance of common stock upon the exercise of stock options	—	—	395,363	—	879	—	879
Issuance of Series A-2 redeemable convertible preferred stock upon the exercise of preferred warrants	296,008	271	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock upon the exercise of preferred warrants	378,111	603	—	—	—	—	—
Net loss and comprehensive loss	—	—				(45,798)	(45,798)
Balance —December 31, 2020	202,009,981	$127,039	755,478	$—	$4,762	$(138,262)	$(133,500)
Accretion to redemption value on redeemable convertible preferred stock	—	129	—	—	(129)	—	(129)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(202,009,981)	(127,168)	12,605,800	13	127,155	—	127,168
Proceeds from initial public offering, net of underwriters' discounts and commissions of $5.6 million and issuance costs of $2.4 million	—	—	5,333,334	5	71,992	—	71,997
Issuance of common stock upon exercise of warrants for cash	—	—	23,887	—	377	—	377
Issuance of common stock upon net exercise of warrants upon initial public offering		—	37,628	—	734	—	734
Issuance of common stock upon exchange of Avenue warrant	—	—	107,663	—	1,763	—	1,763
Conversion of convertible notes into common stock at initial public offering	—	—	559,585	1	8,392	—	8,393
Proceeds from follow-on public offering, net of underwriters' discounts and commissions of $2.8 million and issuance costs of $0.6 million	—	—	3,450,000	4	48,312	—	48,316
Stock-based compensation expense	—	—	—	—	3,130	—	3,130
Issuance of common stock upon the exercise of stock options	—	—	249,687	—	795	—	795
Net loss and comprehensive loss	—	—	—	—	—	(76,536)	(76,536)
Balance — December 31, 2021	—	$—	23,123,062	$23	$267,283	$(214,798)	$52,508

The accompanying notes are an integral part of these consolidated financial statements.

IMPEL NEUROPHARMA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(76,536)	$(45,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,088	1,077
Stock-based compensation	3,130	3,641
Change in fair value of warrant liabilities	(59)	153
Change in fair value of convertible notes	839	—
Loss on early extinguishment of debt	1,993	—
Write-down of inventory to net realizable value	199	—
Amortization of debt discount	714	208
Noncash interest expense	54	—
Changes in operating assets and liabilities:
Accounts receivable	(1,352)	—
Inventory	(3,023)	—
Prepaid expenses and other current assets	(1,111)	1,447
Other assets	—	(187)
Accounts payable	1,999	1,498
Accrued liabilities	5,701	(1,222)
Net cash used in operating activities	$(66,364)	$(39,183)
Cash flows from investing activities:
Purchases of property and equipment	(408)	(1,782)
Net cash used in investing activities	$(408)	$(1,782)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	71,997	—
Proceeds from follow-on public offering, net of issuance costs	48,316	—
Proceeds from issuance of long-term debt	19,083	9,701
Proceeds from issuance of convertible notes	7,500
Proceeds from exercise of redeemable convertible preferred stock warrants	197	479
Proceeds from issuance of common stock upon exercise of stock options	796	879
Proceeds from Paycheck Protection Program	—	1,100
Repayment of Paycheck Protection Program	—	(1,100)
Net cash provided by financing activities	$147,889	$11,059

Net increase (decrease) in cash	81,117	(29,906)
Cash — Beginning of period	7,095	37,001
Cash — End of period	$88,212	$7,095
Supplemental disclosures of cash flow information:
Accretion to redemption value on redeemable convertible preferred stock	$129	$—
Conversion of redeemable convertible preferred stock upon initial public offering	127,168	—
Issuance of common stock upon exchange / exercise of redeemable convertible preferred stock warrants upon initial public offering	$2,677	$—
Conversion of convertible notes into common stock upon initial public offering	8,393	—
Recognition of fair value of warrant liabilities issued in connection with issuance of debt	751	1,498
Reclass of redeemable convertible preferred stock warrant liability to redeemable convertible preferred stock upon exercise of the warrants	—	395
Purchase of property and equipment included in accounts payable and accrued liabilities	130	369
Cash paid for interest	1,357	134

The accompanying notes are an integral part of these consolidated financial statements.

IMPEL NEUROPHARMA, INC.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

Impel Neuropharma, Inc. (“the Company”, "we", and "our"), is a late-stage pharmaceutical company focused on the development and commercialization of transformative therapies for patients suffering from diseases with high unmet medical needs, with an initial focus on diseases of the central nervous system, or CNS. The Company's lead product, Trudhesa™ (dihydroergotamine mesylate) Nasal Spray was approved by the U.S. Food and Drug Administration ("FDA") on September 2, 2021. Using the Company’s proprietary Precision Olfactory Delivery (POD®) technology, Trudhesa™ gently delivers dihydroergotamine mesylate (DHE), a proven, well-established therapeutic, quickly to the bloodstream through the vascular-rich upper nasal space.

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

Reverse Stock Split

In April 2021, the Company’s board of directors and stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of shares of the Company’s common stock on an one-for-16.37332 basis, which was effected on April 16, 2021 (the “Reverse Stock Split”). The number of authorized shares and the par values of the common stock and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. In connection with the Reverse Stock Split, the conversion ratio for the Company’s outstanding redeemable convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion to the Reverse Stock Split. All references to common stock and options to purchase common stock share data, per share data and related information contained in the consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Liquidity and Capital Resources

From the Company’s inception through December 31, 2021, it raised an aggregate of $292.8 million in proceeds from the IPO, follow-on public offering, sale and issuance of redeemable convertible preferred stock, convertible notes, debt and warrants. The Company had a cash and cash equivalents balance of $88.2 million as of December 31, 2021. Based upon the Company’s current operating plan, it estimates that its cash and cash equivalents as of December 31, 2021,along with proceeds from the Revenue Interest Financing Agreement and borrowings under the Oaktree Loan and Security Agreement (see note 14), are together sufficient for the Company to fund operating, investing, and financing cash flow needs for at least one year from the issuance date of these financial statements. The Company may be required to raise additional capital to meet working capital needs associated with commercialization and research and development activities. If sufficient funds on acceptable terms are not available when needed, the Company could be required to reduce operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs or planned product launch plans. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The consolidated financial statements include the operations of Impel Neuropharma, Inc., and its wholly owned Australian subsidiary. All intercompany balances and transactions have been eliminated upon consolidation.

Reclassifications

We have reclassified prior period financial statements to conform to the current period presentation. We reclassified certain amounts previously recorded as general and administrative expense to research and development expense. The reclassification had no impact on total operating costs, loss from operations, net loss, stockholders’ equity (deficit) or cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to revenue recognition, inventory valuation, the fair values of common stock (prior to the Company's IPO), common stock and redeemable convertible preferred stock warrant liabilities, stock-based compensation expense, convertible debt and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Segments

The Company’s chief operating decision maker is its Chief Executive Officer. The Chief Executive Officer reviews financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. Accordingly, the Company has determined that it operates in one segment. Substantially all of the Company’s assets are located in the U.S.

Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. At December 31, 2021 and 2020, cash consisted of cash in bank deposits held at financial institutions.

Accounts Receivable, net

The Company’s trade accounts receivable consists of amounts due from specialty pharmacies and specialty distributors in the U.S. net of distribution service fees, prompt pay discounts and other adjustments. The Company's contracts with customers have standard payment terms that generally require payment within 45 days. The Company analyzes accounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers. As of December 31, 2021, we determined an allowance for doubtful accounts was not required based upon our review of contractual payment terms and individual customer circumstances. The Company had no accounts receivable related to product sales in 2020.

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

Revenue from product sales is recognized when the customer obtains control of our product, which occurs upon transfer of title to the customer. We classify payments to customers or other parties in the distribution channel for services that are distinct and priced at fair value as selling, general and administrative expenses in our consolidated statements of operations. Payments to customers or other parties in the distribution channel that do not meet those criteria are classified as a reduction of revenue, as discussed further below. Taxes collected from the customer relating to product sales and remitted to governmental authorities are excluded from revenue. Because our payment terms are generally forty-five days, we conclude there is not a significant financing component because the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less. The Company expenses incremental costs of obtaining a contract as and when incurred since the expected amortization period of the asset that we would have recognized is one year or less.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, or the transaction price, which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, co-pay assistance, chargebacks, rebates and other allowances that are offered within contracts between us and our customer, health care providers and other indirect customers relating to the sale of Trudhesa. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable or a current liability. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Managed care rebates: The Company is subject to rebates with certain commercial payers in the future. We record these rebates as an accrual on our consolidated balance sheet in the same period we recognize the related revenue. We estimate our managed care rebates based on our estimated payer mix and the applicable contractual rebate rate.

Chargebacks: The Company estimates obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers and patients at prices lower than the list prices charged to our customer. The government and other entities charge us for the difference between what they pay for the product and the selling price to our customer. The Company records reserves for these chargebacks related to product sold to our customer during the reporting period, as well as our estimate of product that remains in the distribution channel at the end of the reporting period that we expect will be sold to qualified healthcare providers and patients in future periods. As of December 31, 2021, Impel did not enter into any contracts with government entities and other entities that are eligible for chargebacks.

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

Inventory

Prior to receiving approval from the FDA in September 2021 to sell Trudhesa in the U.S., the Company expensed all costs incurred related to the manufacture of Trudhesa as research and development expense because of the inherent risks associated with the development of a drug candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates. Subsequent to receiving FDA approval in September 2021, the Company began to capitalize inventory related costs that were incurred subsequent to FDA approval. The Company values its inventories at the lower-of-cost or net realizable value and determines the cost of its inventories, which includes costs related to products held for sale in the ordinary course of business, products in process of production for such sale and items to be currently consumed in the production of goods to be available for sale, on a first-in, first-out (FIFO) basis. Due to the nature of the Company’s supply chain process, inventory that is owned by the Company, is physically stored at third-party warehouses, logistics providers and contract manufacturers. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the consolidated statements of operations and comprehensive loss.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company’s cash is deposited with high credit quality financial institutions. At times such deposits may be in excess of the Federal Depository Insurance Corporation insured limits.

The Company has exposure to credit risk in accounts receivable from sales of product. As of December 31, 2021, two customers accounted for 100% of the accounts receivable balance and revenues, with each of these individual customers ranging from 46% to 54% of the accounts receivable balance.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, ranging from three to four years. Property and equipment are primarily comprised of laboratory and platform equipment used to support manufacturing and research and development activities. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations in the year of disposition. Additions and improvements that increase the value or extend the life of an asset are capitalized. Repairs and maintenance costs are expensed as incurred. Leasehold improvements are amortized over the remaining term of the lease or the asset’s useful life, whichever is shorter.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group.

If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the estimated discounted future cash flows of the asset or asset group. There have been no such impairments of long-lived assets for any of the periods presented.

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

The carrying amounts reflected in the accompanying consolidated balance sheets for cash, other current assets, accounts payable, and accrued liabilities approximate their fair values, due to their short-term nature. The Company estimated the fair value of long-term debt as of December 31, 2021 was $32.5M and was based on the company’s credit rating and comparison with current prevailing market rates for loans of similar risks and maturities.

Leases

The Company leases office space and laboratory facilities under non-cancelable operating leases. The Company recognizes rent expense on a straight-line basis over the noncancelable lease period and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. When leases contain escalation clauses, rent abatements and landlord or tenant incentives or allowances, these terms are applied in the determination of straight-line rent expense over the lease period.

Convertible Notes

In March 2021, the Company issued convertible promissory notes to various investors for an aggregate amount of $7.5 million. As permitted under Accounting Standards Codification ("ASC") 825, Financial Instruments ("ASC 825"), the Company elected the fair value option for recognition of the convertible notes. The Company elected the fair value option to allow the Company to eliminate the burden of complying with the requirements for derivative accounting. Under the fair value option, the convertible notes were remeasured at fair value in each reporting period until their conversion in April 2021, with changes in the fair value recognized in the Company’s consolidated statement of operations as other (expense) income, net. Accrued interest on the convertible notes is recorded in other (expense), net. The notes were automatically converted into shares of the Company’s common stock upon the closing of the IPO in April 2021.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, and overhead costs associated with Trudhesa. A portion of the costs of producing Trudhesa sold to date was expensed as research and development prior to the FDA approval of Trudhesa and, therefore, it is not reflected in the cost of goods sold.

Cost of goods sold for the year ended December 31, 2021, included a charge of $0.2 million related to the write down of inventory to net realizable value in the consolidated statements of operations and comprehensive loss.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses were $10.6 million for the year ended December 31, 2021. The Company did not incur any advertising expenses for the year ended December 31, 2020.

Advance Payments and Accruals for Research and Development Services

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its expenses resulting from its obligation under contracts with vendors and consultants and clinical site agreements in connection with its research and development efforts. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts.

The Company’s objective is to reflect the appropriate research and development expenses in its consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines advance payments for research and development services and accrual estimates through discussion with applicable personnel and outside service providers as to the progress of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its advance payments and accrued expenses as of each balance sheet date in its consolidated financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through December 31, 2021, there had been no material adjustments to the Company’s prior period estimates of advance payments and accruals for research and development expenses. The Company’s research and development advance payments and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

If the warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other (expense) income, net in the accompanying consolidated statements of operations. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date. See Note 6 and 7 for additional details.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for stock options and restricted stock unit awards on a straight-line basis over the requisite service period. The Company’s stock-based compensation costs for stock options are based upon the grant date fair value of options estimated using the Black-Scholes-Merton option pricing model. This model utilizes as inputs the estimated fair value of the underlying common stock at the measurement date, the estimated term of the stock options (weighted-average period of time that the options granted are expected to be outstanding), risk-free interest rates, expected dividends, and the expected volatility of the Company’s common stock. The Company has elected to recognize forfeitures of share-based payment awards as they occur.

In determining the fair value of the stock options granted, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective.

Fair Value of Common Stock—Prior to the IPO, given the absence of a public trading market, the Company’s board of directors with input from management considered numerous objective and subjective factors to determine the fair value of common stock. The factors included, but were not limited to: (1) third-party valuations of the Company’s common stock; (2) the Company’s stage of development; (3) the status of research and development efforts; (4) the rights, preferences and privileges of the Company’s preferred stock relative to those of the Company’s common stock; (5) the Company’s operating results and financial condition, including the Company’s levels of available capital resources; and (6) equity market conditions affecting comparable public companies; (7) general U.S. market conditions; and (8) the lack of marketability of the Company’s common stock. Following the IPO, as a public trading market for the Company’s common stock has been established, the fair value of the common stock is determined based on the quoted market price of the common stock on the date of grant.

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

Restricted stock units and performance stock units have a grant-date fair value equal to the fair market value of the underlying stock on the grant date. Compensation expense for performance stocks units with performance metrics is calculated based upon expected achievement of the metrics specified in the grant, or when a grant contains a market condition, the grant date fair value using a Monte Carlo simulation.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts or existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. The Company records a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not.

The Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The Company does not believe any uncertain tax positions currently pending will have a material adverse effect on its consolidated financial statements nor does the Company expect any material change in its position in the next 12 months. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases, or Topic 842, which supersedes the guidance in former ASC 840, Leases. This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for as a period cost. In May 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities,

which deferred the effective dates for non-public entities. Therefore, this standard is effective for annual reporting periods, and interim periods within those years, for public entities beginning after December 15, 2018 and for private entities beginning after December 15, 2021. As an Emerging Growth Company, we have elected to follow the private company adoption timeline for ASC 842. Originally, a modified retrospective transition approach was required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued guidance to permit an alternative transition method for Topic 842, which allows transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities may elect to apply either approach. There are also a number of optional practical expedients that entities may elect to apply. The Company is currently assessing the impact of this standard on its consolidated financial statements.

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

3. Fair Value Measurements

The following table summarizes the fair value of the Company’s financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$637	$637
Total financial liabilities	$—	$—	$637	$637

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Redeemable convertible preferred stock warrant liabilities	$—	$—	$2,622	$2,622
Total financial liabilities	$—	$—	$2,622	$2,622

The following table summarizes the change in the fair value of the common stock warrant liabilities for the year ended December 31, 2021 (in thousands):

Beginning balance as of December 31, 2020	$—
Issuance of common stock warrants	751
Change in fair value	(114)
Ending balance as of December 31, 2021	$637

The following table summarizes the change in the fair value of the redeemable convertible preferred stock warrant liabilities for the year ended December 31, 2021 (in thousands):

Beginning balance as of December 31, 2020	$2,622
Changes in fair value	55
Settlement upon IPO	(2,677)
Ending balance as of December 31, 2021	$—

The following table summarizes the change in the fair value of the convertible notes for the year ended December 31, 2021 (in thousands):

Beginning balance as of December 31, 2020	$—
Issuance of convertible notes	7,500
Interest	54
Changes in fair value	839
Conversion upon IPO	(8,393)
Ending balance as of December 31, 2021	$—

Fair values of the Company’s common stock warrants, redeemable convertible preferred stock warrant liabilities and convertible notes are based on significant inputs not observed in the market, and thus represent a Level 3 measurement. Refer to Note 6 and Note 7 for the valuation techniques and assumptions used in estimating the fair value of the convertible notes and warrants.

4. Balance Sheet Components

Inventories

Inventories consisted of the following:

December 31, 2021
Raw materials	$1,024
Work-in-process	876
Finished goods	924
Total inventories	$2,824

The Company had no inventories as of December 31, 2020. The Company recorded a charge of $0.2 million in 2021 related to the write down of inventory to net realizable value in the consolidated statements of operations and comprehensive loss.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Refundable clinical deposits	$—	$672
Tax refund receivable	22	229
Prepaid insurance	1,268	47
Other prepaids and current assets	898	129
Total prepaid expenses and other current assets	$2,188	$1,077

Property and Equipment, Net

Property and Equipment, net consisted of the following:

	December 31,
	2021	2020
Laboratory and platform equipment	$6,590	$4,613
Furniture and office equipment	189	100
Leasehold improvements	198	198
Construction in progress	79	1,607
Total property and equipment, gross	7,056	6,518
Less: accumulated depreciation and amortization	(3,907)	(2,818)
Total property and equipment, net	$3,149	$3,700

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued compensation	$5,392	$2,393
Accrued professional services	2,004	192
Accrued other liabilities	1,029	333
Accrued sales discounts and allowances	449	—
Accrued construction in progress	76	255
Total accrued liabilities	$8,950	$3,173

5. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Seattle, Washington.

In December 2021 the Company entered into a non-cancelable operating lease for 7,051 square feet of office space. Rent is payable monthly. As of December 31, 2021, the remaining future minimum lease payments were $0.2 million through the expiration date of October 31, 2022.

In September 2017, the Company entered into a non-cancelable operating lease for 11,256 square feet of office and laboratory space. Rent is payable monthly, increasing by approximately 3% each year. As of December 31, 2021, the remaining future minimum lease payments were $0.5 million through the expiration date of August 31, 2022.

Rent expense for the years ended December 31, 2021 and 2020 was $0.7 million and $0.6 million, respectively.

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

6. Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Face value of term loans	$30,000	$10,000
Final payment	1,950	450
Unamortized debt discount associated with final payment, issuance date warrant fair value, and financing costs	(2,500)	(2,039)
Total debt, net	$29,450	$8,411
Less: short-term debt	—	417
Long-term debt	$29,450	$7,994

Oxford and Silicon Valley Bank Term Loan

On July 2, 2021, the Company entered into a loan and security agreement (the "Loan Agreement") with Oxford Finance LLC ("Oxford"), as the collateral agent and a lender, and Silicon Valley Bank ("SVB" and, together with Oxford, the “Lenders”), as a lender, pursuant to which the Lenders have agreed to lend the Company up to an aggregate of $50.0 million in a series of term loans (the “Term Loan”). Upon entering into the Loan Agreement, the Company received net proceeds of $9.2 million from the Lenders after deducting approximately $10.8 million of such amount applied to the repayment of the outstanding principal, interest and final payment fees owed pursuant to the Company’s prior loan and security agreement with Avenue Venture Opportunities Fund, L.P. (“Avenue”) dated November 5, 2020.

Under the terms of the Loan Agreement, the Company may, at its sole discretion, borrow from the Lenders up to an additional $10.0 million (the “Term B Loan”) upon the achievement by the Company of NDA approval from the FDA of Trudhesa, as determined by Oxford in its sole and absolute discretion (the “Term B Milestone Event”). On September 30, 2021, upon the occurrence of the Term B Milestone Event, the Company borrowed $10.0 million under the Term B Loan.

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

The outstanding loan balance accrues interest at the greater of (i) 7.95% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR or (2) 0.11%, plus (b) 7.84% and will be interest-only period until September 1, 2023, followed by 35 equal monthly payments of principal and interest, if the Term C Milestone Event is not achieved by December 31, 2022. Following the Company’s achievement of the Term C Milestone Event by not later than December 31, 2022, the Term Loans will be interest-only through September 1, 2024, followed by 23 equal monthly payments of principal and interest.

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

The Term Loans are secured by all assets of the Company, other than its intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Loan Agreement.

The borrowings maybe subject to financial covenants if the Company draws down on Term C Loan commencing with the quarter ending March 31, 2023. The Loan Agreement also includes subjective acceleration clauses which permit the lenders to accelerate the maturity date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of December 31, 2021, the Company is in compliance with all covenants in the Loan Agreement. On March 17, 2022, the Company repaid in full the $32.9 million aggregate principal amount (including the prepayment fee and final payment fee) of loans outstanding owed to Oxford and SVB (see note 14).

In connection with entering into the Loan Agreement and borrowing the Term A Loan and Term B Loan, the Company issued warrants to purchase 71,522 and 23,166, shares of its common stock, respectively, (the “Warrants”) to the Lenders at a per share exercisable price of $8.39 and $12.95, respectively, all with ten year terms. If the Company borrows additional Term Loans under the Loan Agreement, the Company will be required to issue to the Lenders additional warrants exercisable for a number of shares of the Company’s common stock equal to 3.0% of the total additional Term Loans funded by the Lenders divided by the lower of (x) the 10-trading day trailing average closing price prior to such Term Loan funding or (y) the closing price on the day prior to such Term Loan funding.

The Company recorded the Warrants as a debt discount, which is classified as a contra-liability against long-term debt on the consolidated balance sheet, and is amortizing the balance over the life of the underlying debt. The offset to the contra-liability is recorded to Common Stock Warrant Liabilities on the consolidated balance sheet as the Warrants do not meet the criteria for equity classification under ASC 815-40 and meet the definition of a derivative. The Company's Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40 because the warrant provides for an adjustment to the exercise price upon an acquisition. The Warrants were measured at fair value at inception and are subsequently remeasured at each reporting date with changes in fair value recognized as a component of other (expense) income, net in the consolidated statement of operations and other comprehensive loss.

The Company determined the fair value of the Term A Loan and Term B Loan warrants at the date of issuance was $0.5 million and $0.2 million, respectively, using the Black-Scholes-Merton option pricing model based on significant unobservable inputs (Level 3). The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the contractual term of the warrants. Assumptions used included an expected term of 10 years, stock volatility ranging from 73.0% to 78.6% based on the average historical volatilities for comparable publicly traded pharmaceutical companies over a period equal to the term of the warrants, risk-free interest rates ranging from 1.44% to 1.52% during the year ended December 31, 2021.

The Company incurred $0.1 million in debt issuance costs in connection with the closing of the Term A and Term B Loans. Debt issuance costs and discounts are presented in the consolidated balance sheet as a direct deduction from the associated liability and amortized to interest expense over the term of the related debt. Interest expense for the year ended December 31, 2021 was $1.3 million and is inclusive of non-cash amortization in the amount of $0.3 million related to the amortization of the debt issuance costs and accretion of final payment.

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

On July 2, 2021, upon entering into the Loan Agreement with Oxford and SVB, the $10.8 million of outstanding principal, interest and final payment fees owed under the debt and equity financing agreement with Avenue was repaid by the Lenders. The Company evaluated whether the Oxford and SVB credit facility entered into in July 2021 represented a debt modification or extinguishment in accordance with ASC 470-50, Debt—Modifications and Extinguishments and determined that the existing Avenue Term Loan was extinguished as a result of the full repayment of the Avenue Term Loan and concurrent issuance of a new credit facility with new creditors, Oxford and SVB. The Company recorded a loss of $2.0 million on the early extinguishment of debt related to the unamortized debt discount associated with the fair value of the warrants, final payment fee, and unamortized debt issuance costs. The loss on early extinguishment was recognized as a component of other (expense) income, net in the consolidated statement of operations and other comprehensive loss

Convertible Promissory Notes

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

On March 31, 2021, the notes were remeasured to their settlement amount at the IPO date excluding accrued interest due to the proximity of the settlement date to the end of the reporting period. The loss on the increase in fair value on the convertible notes totaled $839,000 from their issuance until settlement and is classified as other (expense) income, net in the accompanying consolidated statements of operations.

The carrying value of the convertible notes of $8.4 million immediately prior to the Company’s IPO subsequently converted into 559,585 shares of common stock upon completion of the IPO.

7. Redeemable Convertible Preferred Stock Warrant Liabilities

The key terms of the redeemable convertible preferred stock warrant liabilities are summarized in the following table:

	Number of shares as of
Exercisable into:	December 31, 2021	December 31, 2020	Exercise Price	Expiration
Series A-2 redeemable convertible preferred stock	—	862,471	$0.4996	September 30, 2021
Series C-1 redeemable convertible preferred stock	—	1,124,877	0.5289	November 16, 2021
Series D redeemable convertible preferred stock	—	1,762,810	0.7091	October 31, 2021
Total	—	3,750,158

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

Classification

The Company classified its redeemable convertible preferred stock as mezzanine equity on the consolidated balance sheets as the shares were contingently redeemable with passage of time or upon deemed liquidation events, such as a change in control. As only the passage of time was required for Series B, C-1, C-2, C-3, and D preferred stock to become redeemable, the Company accreted the carrying value of the preferred stock shares to their redemption value, using the effective interest method, over the period from issuance to the earliest payment dates. Amounts recorded for the accretion of redeemable convertible preferred stock during the years ended December 31, 2021 and 2020 were $129,000 and $518,000, respectively. The accretion is recorded as a deemed dividend and a charge to additional paid-in capital.

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

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	December 31, 2021	December 31, 2020
Stock incentive plans	5,324,202	2,786,345
Exercise of common stock warrants	94,688	—
Redeemable convertible preferred stock	—	12,605,800
Redeemable convertible preferred stock warrants	—	229,034
Total	5,418,890	15,621,179

10. Stock Incentive Plan

2021 Equity Incentive Plan

The Company adopted its 2021 Stock Incentive Plan, or the 2021 Plan, and the Employee Stock Purchase Plan, or the ESPP, which became effective on the date immediately prior to the date of effectiveness of the IPO. The 2021 Plan serves as the successor to its 2018 Equity Incentive Plan (the “2018 Plan”). The 2021 Plan authorizes the award of stock options, RSUs, restricted stock awards, stock bonus awards, stock appreciation rights, performance awards, and cash awards. The Company initially reserved 2,205,000 shares of its common stock for the 2021 Plan, plus any reserved shares not issued or subject to outstanding grants under the 2018 Plan on the effective date of the 2021 Plan, for issuance pursuant to awards granted under its 2021 Plan. The total number of shares reserved for issuance under the 2021 Plan upon its effective date is 2,272,613 shares and approximately 1,216,719 shares were available for future grants as of December 31, 2021.

The number of Shares available for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the lesser of (a) 5% of the total number of outstanding shares of all classes of its common stock on each December 31 and (b) a number as may be determined by its board of directors. The Company has reserved 276,000 shares of its common stock for the ESPP. At December 31, 2021, options to purchase 980,313 shares under the 2021 Plan remained outstanding.

2008 Plan

In September 2008, the Company’s board of directors adopted the 2008 Stock Incentive Plan, or the 2008 Plan, which provides for the granting of incentive stock options, nonqualified stock options, and restricted stock awards to its employees, directors and consultants. Options granted or shares issued under the 2008 Plan that were outstanding on the date the 2018 Equity Incentive Plan, or the 2018 Plan, became effective will remain subject to the terms of the 2008 Plan. The 2008 Plan terminated in 2018 as it reached its ten-year term. At December 31, 2021 and 2020, options to purchase 473,492 and 634,788 shares, respectively, under the 2008 Plan remained outstanding.

2018 Plan

In November 2018, the Company’s board of directors adopted the 2018 Equity Incentive Plan. The 2018 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, and other forms of stock awards to its employees, directors and consultants.

Under the 2018 Plan, the Company initially reserved 753,645 shares of common stock for issuance. In addition, any authorized shares not issued or subject to outstanding grants under the 2008 Plan and any shares subject to outstanding stock options that are cancelled without being exercised or expire under the 2008 Plan were added to the shares authorized and reserved for issuance under the 2018 Plan. In connection with the Board of Directors approval of the 2021 Plan, all remaining shares available for future award under the 2018 Plan were transferred to the 2021 Plan. At December 31, 2021 and 2020, options to purchase 1,892,106 and 1,807,101 shares, respectively, under 2018 Plan remained outstanding.

Stock-Based Compensation Expense

Non-cash share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award using the straight-line method. Non-cash share-based compensation expense, consisting of expense for stock options, RSUs, and PSUs was classified in the consolidated statements of operations as follows (in thousands):

	Twelve Months Ended December 31,
	2021	2020
Cost of goods sold	$17	$—
Research and development	657	488
General and administrative	2,456	3,153
Total stock-based compensation expense	$3,130	$3,641

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

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares at December 31, 2021.

A summary of the Company’s stock option activity under its stock option plans was as follows (in thousands, except share and per share data and years):

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance — December 31, 2020	2,441,889	$5.17	8.0	$14,844
Authorized	—
Granted	1,305,974	$12.10
Exercised	(249,687)	$3.19
Cancelled	(152,264)	$7.60
Balance — December 31, 2021	3,345,912	$7.91	8.1	$6,662
Exercisable — December 31, 2021	1,374,783	$4.88	7.0	$5,341

As of December 31, 2021, there was $10.9 million of total unrecognized compensation cost related to unvested options that are expected to vest. The cost is expected to be recognized over a weighted-average period of 3.1 years.

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

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Twelve Months Ended December 31,
	2021	2020
Expected term (in years)	6.1	6.1
Expected volatility	59.2% - 85.5%	56.4% - 60.9%
Risk-free interest rate	0.42% - 1.30%	0.27% - 1.55%
Expected dividends	—	—

Restricted Stock Units

The Company’s Restricted Stock Units ("RSUs") are considered non-vested share awards and require no payment from the employee. For each RSU, employees receive one share of common stock at the end of the vesting period. The employee can elect to receive the one share of common stock net of taxes or pay for taxes separately and receive the entire share. The fair value of a restricted stock unit award at the grant date is equal to the market price of the Company's common stock on the grant date. Compensation expense is recorded based on the market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the requisite service period. As of December 31, 2021, there was $0.1 million of total unrecognized compensation cost related to the Company's RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 1.0 year. There were no RSUs that vested during the year ended December 31, 2021 or 2020.

During 2021, the Compensation Committee of the Board of Directors approved the Trudhesa Launch Equity Incentive Plan for awards of performance-based restricted stock units (PSUs) to certain senior executives of the Company. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. These awards may be earned upon the completion of two-year performance periods ending December 31, 2022, and December 31, 2023. Whether units are earned at the end of the performance period will be determined based on the achievement of certain revenue targets over the performance period. The PSUs also include a performance objective relating to total shareholder return (“TSR”). TSR reflects the change in the value of the Company’s common stock over each performance period. Depending on the revenue achieved and the TSR during the two-year performance periods, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 125% of the Target Shares granted for the 2022 performance period and 0% to 150% of the Target Shares granted for the 2023 performance period.

In the period it becomes probable that the minimum threshold specified in the award will be achieved, we recognize expense for the proportionate share of the total fair value of the PSUs related to the vesting period that has already lapsed for the shares expected to vest and be released. The remaining fair value of the shares expected to vest and be released is expensed on a straight-line basis over the balance of the vesting period. In the event the Company determines it is no longer probable that we will achieve the minimum threshold specified in the award, we reverse all of the previously recognized compensation expense in the period such a determination is made.

The fair value of the Target Shares and restricted stock awards are based on the fair value of the underlying shares on the date of grant. The fair value of the portion of the Target Shares that relate to a relative TSR performance objective was determined using a Monte Carlo simulation analysis to estimate the total shareholder return ranking of the Company among a peer group over the remaining performance periods. The expected volatility of the Company’s common stock at the date of grant was estimated based on the average historical volatilities for comparable publicly traded pharmaceutical companies. The Company used an expected dividend yield of zero. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate two-year performance measurement period.

The fair value of PSUs granted to employees was estimated at the date of grant using the following assumptions:

December 31, 2021
2021
Contractual term (in years)	2.1
Expected volatility	0.83%
Risk-free interest rate	0.70%
Expected dividends	—

As of December 31, 2021, there was $4.3 million of total unrecognized compensation cost related to the Company's PSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 2.2 years. There were no PSUs that vested during the year ended December 31, 2021.

The following table is a summary of the restricted stock unit activity for the year ended December 31, 2021:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested restricted stock outstanding as of December 31, 2020	—	$—	—	$—
Granted	10,571	9.71	475,000	9.33
Forfeited	—	—	—	—
Vested	—	—	—	—
Unvested restricted stock outstanding as of December 31, 2021	10,571	$9.71	475,000	$9.33

11. Income Taxes

The components of loss before taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$(76,512)	$(45,801)
Foreign	(22)	4
Total loss before provision for income tax	$(76,534)	$(45,797)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	2	1
Foreign	—	—
Total current tax expense	$2	$1

Reconciliation of income tax computed at federal statutory rates to the reported provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Tax provision at U.S. statutory rate	$(16,072)	$(9,617)
State taxes	(5,725)	1
Permanent differences	551	695
Change in valuation allowance	21,567	9,374
Research and development credits	(576)	(849)
Other	257	397
Provision for income taxes	$2	$1

Significant components of the Company’s deferred income taxes at December 31, 2021 and 2020 are shown below (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$44,540	$25,239
Research and development and other tax credits	5,286	4,740
Other	2,964	1,244
Total deferred tax assets	52,790	31,223
Total deferred tax liabilities	—	—
Less valuation allowance	(52,790)	(31,223)
Net deferred tax asset	$—	$—

In accordance with the authoritative guidance for income taxes under ASC 740, a deferred tax asset or liability is recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities.

At December 31, 2021, the Company had federal net operating loss, or NOL, and research and development credit carryforwards of approximately $21.4 million and $7.2 million, respectively. These carryforwards begin to expire in 2028 and 2029, respectively. In addition, the Company has $167.1 million of post 2017 federal NOL carryforwards that carry forward indefinitely. Utilization of the post 2017 federal NOL carryforwards is limited to eighty-percent of taxable income generated in a given tax year. The Company also has $69.2 million of state net operating losses, which begin to expire in 2036.

Under Sections 382 and 383 of the Internal Revenue Code of 1986 as amended, or IRC, the Company’s NOL and research and development credit carryforwards and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any rolling three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of NOL and credit carryforwards. If a change in ownership were to have occurred, the annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

In evaluating its valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Due to uncertainty with respect to ultimate realizability of deferred tax assets, the Company has provided a valuation allowance against the U.S. deferred tax assets. The valuation allowance increased by $21.6 million and $9.6 million during the years ended December 31, 2021 and 2020, respectively, primarily due to NOLs incurred.

The following table presents a reconciliation of the changes in the unrecognized tax benefit (in thousands):

Balance as of December 31, 2019	$1,605
Increases related to prior year tax positions	9
Increases related to current year tax positions	534
Balance as of December 31, 2020	2,148
Decreases related to prior year tax positions	(117)
Increases related to current year tax positions	365
Balance as of December 31, 2021	$2,396

The Company does not anticipate the amount of unrecognized tax benefits to significantly change within the next 12 months. Due to the valuation allowance recorded against the Company’s deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2021 and 2021, would reduce the effective tax rate if recognized. As of December 31, 2021 and 2020, there are no penalties or accrued interest recorded in the consolidated financial statements. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit.

The Company files tax returns with the U.S. federal, California state, and Australian tax authorities. The Company currently has no years under examinations by any jurisdiction; however, the Company is subject to income tax examinations by Federal, California and Australian tax authorities for years beginning in 2018, 2017, and 2016, respectively. Further, to the extent allowed by law, the taxing authorities may have the right to examine prior originating periods when NOLs and tax credits are being utilized in the current year.

The Company has made the accounting policy election to recognize the impact of Global Intangible Low-Tax Income as a period cost.

12. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the IRC. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax or after-tax basis. The Company makes discretionary matching contributions of up to 4% of a participating employee’s salary. For the years ended December 31, 2021 and 2020, the amount expensed under the plan was $0.4 million and $0.3 million, respectively.

13. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2021	2020
Stock options to purchase common stock	3,345,912	2,441,889
Non-vested RSUs and PSUs	485,571	—
Warrants to purchase common stock	94,688	—
Redeemable convertible preferred stock on an as-converted basis	—	12,605,800
Redeemable convertible preferred stock warrants on an as-converted basis	—	229,034
Total	3,926,171	15,276,723

14. Subsequent Events

Oaktree Loan and Security Agreement

On March 17, 2022 ("Closing Date"), the Company entered into a senior secured loan agreement and related security agreements ("Senior Credit Agreement") with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) under which it borrowed $50.0 million.

The term loan has a maturity date of March 17, 2027, initially bearing interest at the Secured Overnight Financing Rate ("SOFR") + 8.75% (with a SOFR floor of 1.00%). Once Trudhesa achieves at least $125.0 million in net sales, interest will step down to SOFR + 8.00% (with a SOFR floor of 1.00%). The Company is required to make quarterly interest-only payments until the fourth anniversary of the Closing Date, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Prepayments of the loan, in whole or in part, will subject to early prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 2.0% of the aggregate principal amount of the loans funded under the Senior Credit Agreement. The Senior Credit Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including a requirement to maintain a minimum $12.5 million unrestricted cash balance at all times.

A portion of the loan proceeds were used to repay in full the $32.9 million aggregate principal amount (including the prepayment fee and final payment fee) of loans outstanding owed to Oxford and SVB by the Company. The Company expects to record a loss on the early extinguishment of debt related to the unamortized debt discount associated with the fair value of the warrants, final payment fee, and unamortized debt issuance costs.

Revenue Interest Financing Agreement

On March 17, 2022, the Company entered into a Revenue Interest Financing Agreement ("RIF") with certain purchasers party thereto (collectively “Purchasers”) and Oaktree Fund Administration, LLC as administrative agent (in such capacity, “RIF Agent”), pursuant to which the Company sold to the Purchasers the right to receive payments from us at a tiered percentage (the “Applicable Tiered Percentage”), of future net revenues of Trudhesa, including worldwide net product sales and upfront payments, and milestones, (collectively, “the Revenue Interests”). Under the terms of the agreement, the Company received $50.0 million (“Investment Amount”), less certain transaction expenses, in exchange for tiered royalty payments on worldwide net sales from Trudhesa, as follows: 7.75% on annual United States net sales up to $150.0 million; 4.75% on annual United States net sales between $150 million and $300 million; 0.75% on annual United States net sales greater than $300.0 million; and 10% of any upfront payments, milestone payments and royalties received by us from licensing or partnerships relating to Trudhesa outside the United States.

The Purchaser’s rights to receive the Revenue Interests shall terminate on the date on which the Purchasers have received payments equal to 175% of the funded portion of the Investment Amount including the aggregate of all payments made to the Purchasers as of such date, unless the Revenue Interest Financing Agreement is earlier terminated. If the Purchasers have not received payments equal to the 175% of the funded portion of the Investment Amount by the nine-year anniversary of the initial closing date, among other things, the Company shall pay the Purchasers an amount equal to the funded portion of the Investment Amount plus a specific annual rate of return less payments previously received.

Under the RIF, the Company has an option (the “Call Option”) to repurchase future Revenue Interests at any time until the third anniversary of the Closing Date upon advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the RIF and to require the Company to repurchase future Revenue Interests upon enumerated events such as a bankruptcy event, a material adverse effect or a change of control. If the Put Option or the Call Option are exercised, the required repurchase price is an amount equal to (a) 1.25 multiplied by (b) the Investment Amount, (ii) as of any date on or after the one-year anniversary of the Closing Date and before the two-year anniversary of the Closing Date, an amount equal to (a) 1.40 multiplied by (b) the Investment Amount, (iii) as of any date on or after the two-year anniversary of the Closing Date and before the three-year anniversary of the Closing Date, an amount equal to (a) 1.55 multiplied by (b) the Investment Amount, and (iv) as of any date on or after the three-year anniversary of the Closing Date, an amount equal to (a) 1.75 multiplied by (b) the Investment Amount, in each case net of the sum of any payments received by the Purchasers prior to such Put Option Closing Date or Call Option Closing Date, as applicable.

If the Purchasers have not received 100% of the Investment Amount by February 15, 2027, the first tier royalty rate will be subject to an increase from 7.75% to 10.75%. The Company's obligations under the RIF are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Oaktree Fund Administration, LLC, as administrative agent for the lenders under the Senior Credit Agreement, by a perfected security interest in (i) accounts receivable arising from net sales of Trudhesa and (ii) intellectual property that is claiming or covering Trudhesa, or any method of using, making or manufacturing Trudhesa, including regulatory approvals, clinical data and all other Trudhesa assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies. We will be required, under Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis.

In accordance with the provisions of the Sarbanes-Oxley Act, neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period included in this annual report.

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Item 15. EXHIBITS, FINANCIAL SATEMENT SCHEDULES.

(1)
All financial statements;

See Index to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules

All financial statement schedules have been omitted because the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or the accompanying notes.

(3)
Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation	10-Q	001-40353	3.1	June 7, 2021
3.2	Restated Bylaws	10-Q	001-40353	3.2	June 7, 2021
4.1	Form of Registrant's Common Stock Certificate	S-1/A	333-254999	4.1	April 19, 2021
4.2	Amended and Restated Investors’ Rights Agreement, dated December 4, 2018, by and among the registrant and certain of its stockholders.	S-1	333-254999	4.2	April 2, 2021
4.3	Form of 2021 Convertible Promissory Note.	S-1	333-254999	4.3	April 2, 2021
4.4	Warrant to Purchase Common Stock issued by the Company on July 2, 2021, in favor of Silicon Valley Bank, pursuant to the Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-40353	4.3	August 16, 2021
4.5	Warrant to Purchase Common Stock issued by the Company on July 2, 2021, in favor of Oxford Finance, LLC pursuant to the Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-40353	4.4	August 16, 2021
4.6	Warrant to Purchase Common Stock issued by the Company on September 30, 2021, in favor of Oxford Finance, LLC pursuant to the Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-40353	4.3	November 15, 2021
4.7	Warrant to Purchase Common Stock issued by the Company on September 30, 2021, in favor of Silicon Valley Bank, pursuant to the Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-40353	4.4	November 15, 2021
10.1	Form of Indemnity Agreement.	S-1/A	333-254999	10.1	April 19, 2021
10.2+	2008 Equity Incentive Plan, and forms of award agreements.	S-1	333-254999	10.2	April 2, 2021
10.3+	2018 Equity Incentive Plan, and forms of award agreements.	S-1	333-254999	10.3	April 2, 2021
10.4+	2021 Equity Incentive Plan, and forms of award agreements.	S-1/A	333-254999	10.4	April 19, 2021
10.5+	2021 Employee Stock Purchase Plan, and forms of award agreements.	S-1/A	333-254999	10.5	April 19, 2021
10.6+	Employment Agreement, dated April 15, 2021, by and between the registrant and Adrian Adams.	S-1/A	333-254999	10.6	April 19, 2021
10.7+	Employment Agreement, dated April 15, 2021, by and between the registrant and Stephen Shrewsbury.	S-1/A	333-254999	10.7	April 19, 2021
10.8+	Employment Agreement, dated April 15, 2021, by and between the registrant and John Leaman.	S-1/A	333-254999	10.8	April 19, 2021
10.9	Employment Agreement, dated April 15, 2021, by and between the registrant and Leonard Paolillo.					X
10.10	BMR-201 Elliott Avenue LLC Lease, dated July 19, 2017, by and between the registrant and BMR-201 Elliott Avenue LLC.	S-1	333-254999	10.9	April 2, 2021
10.11	Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-40353	10.4	August 16, 2021
21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	X
24.1	Powers of Attorney. Reference is made to the signature page hereto.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

+ Indicates management contract or compensatory plan.

* The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Kand are deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Impel Neuropharma, Inc.
Date: March 29, 2022	By:	/s/ Adrian Adams
Adrian Adams
President and Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adrian Adams and John Leaman, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Adrian Adams	Chief Executive Officer and Director	March 29, 2022
Adrian Adams	(Principal Executive Officer)

/s/ John Leaman	Chief Financial Officer and Chief Business Officer	March 29, 2022
John Leaman	(Principal Accounting and Financial Officer)

/s/ David Allison	Director	March 29, 2022
David Allison

/s/ Tim Nelson	Director	March 29, 2022
Tim Nelson

/s/ Ali Satvat	Director	March 29, 2022
Ali Satvat

/s/ Diane Wilfong	Director	March 29, 2022
Diane Wilfong

/s/ Stewart Parker	Director	March 29, 2022
Stewart Parker

/s/ Mahendra Shah	Director	March 29, 2022
Mahendra Shah