Form 10-Q
period 2022-03-31
IMPEL PHARMACEUTICALS INC
filed 2022-05-16
CIK 1445499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-40353

IMPEL PHARMACEUTICALS INC.

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

The number of shares of Registrant’s Common Stock outstanding as of May 10, 2022 was 23,175,242.

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

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Impel” and the “Company” refer to Impel Pharmaceuticals Inc. and its consolidated subsidiary. Impel, Impel Pharmaceuticals Inc., the Impel logo and other trade names, trademarks or service marks of Impel are the property of Impel Pharmaceuticals Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheet

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$129,837	$88,212
Trade receivables, net	3,886	1,352
Inventory	5,496	2,824
Prepaid expenses and other current assets	2,965	2,188
Total current assets	142,184	94,576
Property and equipment, net	2,847	3,149
Operating lease right-of-use assets	2,581	—
Other assets	187	187
Total assets	$147,799	$97,912
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,995	$6,367
Accrued liabilities	11,967	8,950
Current portion of deferred royalty obligation	1,569	—
Current portion of operating lease liability	999	—
Common stock warrant liability	450	637
Total current liabilities	23,980	15,954
Operating lease liability, net of current portion	1,594	—
Derivative liability	405
Deferred royalty obligation, net of current portion	47,232	—
Long-term debt	47,106	29,450
Total liabilities	120,317	45,404
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized: none issued	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 23,173,297 and 23,037,298 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	23	23
Additional paid-in capital	269,227	267,283
Accumulated deficit	(241,768)	(214,798)
Total stockholders’ equity	27,482	52,508
Total liabilities and stockholders’ equity	$147,799	$97,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Product revenue, net	$1,759	$—
Cost of goods sold	1,033	—
Gross profit	726	—
Operating expenses:
Research and development	3,650	4,346
Selling, general and administrative	19,799	5,523
Total operating expenses	23,449	9,869
Loss from operations	(22,723)	(9,869)
Other income (expense), net :
Interest income (expense), net	(4,427)	(298)
Other income (expense), net	180	(1,124)
Total other income (expense), net	(4,247)	(1,422)
Loss before income taxes	(26,970)	(11,291)
Provision (benefit) for income taxes	—	—
Net loss and comprehensive loss	$(26,970)	$(11,291)
Accretion on redeemable convertible preferred stock	—	129
Net loss attributable to common stockholders	$(26,970)	$(11,420)
Net loss per share attributable to common stockholders, basic and diluted	$(1.17)	$(15.09)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	23,143,773	756,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2021	—	$—	23,123,062	$23	$267,283	$(214,798)	$52,508
Stock-based compensation expense	—	—	—	—	1,795	—	1,795
Issuance of common stock upon the exercise of stock options	—	—	50,235	—	149	—	149
Net loss and comprehensive loss	—	—	—	—	—	(26,970)	(26,970)
Balance — March 31, 2022	—	$—	23,173,297	$23	$269,227	$(241,768)	$27,482

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	202,009,981	$127,039	755,478	$—	$4,762	$(138,262)	$(133,500)
Accretion to redemption value on redeemable convertible preferred stock	—	129	—	—	(129)	—	(129)
Stock-based compensation expense	—	—	—	—	493	—	493
Issuance of common stock upon the exercise of stock options	—	—	8,095	—	18	—	18
Net loss and comprehensive loss	—	—	—	—	—	(11,291)	(11,291)
Balance — March 31, 2021	202,009,981	$127,168	763,573	$—	$5,144	$(149,553)	$(144,409)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(26,970)	$(11,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	310	250
Non-cash lease expense	232	—
Stock-based compensation	1,795	493
Change in fair value of warrant liabilities	(187)	55
Change in fair value of convertible notes	—	839
Loss on early extinguishment of debt	3,251	—
Non-cash interest expense and amortization of debt discount and issuance costs	484	246
Changes in operating assets and liabilities:
Accounts receivable	(2,534)	—
Inventory	(2,672)	—
Prepaid expenses and other current assets	(777)	(715)
Accounts payable	2,628	1,277
Accrued liabilities	448	(1,064)
Operating lease	(219)	—
Net cash used in operating activities	$(24,211)	$(9,910)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(27)
Net cash used in investing activities	$(8)	$(27)
Cash flows from financing activities:
Proceeds from deferred royalty obligation, net of issuance costs	49,774	—
Proceeds from issuance of long-term debt, net of issuance costs	48,774	—
Payments on long-term debt, including final payment	(32,853)
Proceeds from issuance of convertible notes	—	7,500
Proceeds from issuance of common stock upon exercise of stock options	149	18
Payment of deferred offering costs	—	(209)
Net cash provided by financing activities	$65,844	$7,309
Net increase (decrease) in cash	41,625	(2,628)
Cash — Beginning of period	88,212	7,095
Cash — End of period	$129,837	$4,467
Supplemental disclosures of cash flow information:
Accretion to redemption value on redeemable convertible preferred stock	$—	$129
Right-of-use asset obtained in exchange for new operating lease liability	2,812	—
Recognition of derivative liabilities	1,395	—
Deferred offering costs included in accounts payable and accrued liabilities	—	1,315
Purchase of property and equipment included in accounts payable and accrued liabilities	—	35
Debt issuance costs included in accounts payable and accrued liabilities	2,569	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Impel Pharmaceuticals Inc. (“the Company”, "we", and "our"), formerly known as Impel Neuropharma, Inc., is a commercial-stage biopharmaceutical company focused on the development and commercialization of transformative therapies for people suffering from diseases with high unmet medical needs, with an initial focus on diseases of the central nervous system, or CNS. The Company's lead product, Trudhesa™ (dihydroergotamine mesylate) Nasal Spray was approved by the U.S. Food and Drug Administration ("FDA") in September 2021. Using the Company’s proprietary Precision Olfactory Delivery (POD®) technology, Trudhesa™ gently delivers dihydroergotamine mesylate ("DHE"), a proven, well-established therapeutic, quickly to the bloodstream through the vascular-rich upper nasal space.

The Company’s strategy is to pair its POD®, upper nasal delivery technology with well-understood therapeutics or other therapeutics where rapid vascular absorption is preferred to drive therapeutic benefit, improve patient outcomes, reduce drug development risk and expand the commercial opportunity within its target diseases. The Company was incorporated under the laws of the State of Delaware on July 24, 2008, maintains its headquarters and principal operations in Seattle, Washington, and performs certain of its research and development activities in Australia. On April 20, 2022, the Company changed its name from Impel NeuroPharma, Inc. to Impel Pharmaceuticals Inc.

Liquidity and Capital Resources

From the Company’s inception through March 31, 2022, it has raised an aggregate of $392.8 million in proceeds from its initial public offering (“IPO”), follow-on public offering, proceeds pursuant to the Revenue Interest Financing Agreement (deferred royalty obligation) (“RIF”), sale and issuance of redeemable convertible preferred stock, convertible notes, debt and warrants. The Company had a cash and cash equivalents balance of $129.8 million as of March 31, 2022. Based upon the Company’s current operating plan, it estimates that its cash and cash equivalents as of March 31, 2022, are sufficient for the Company to fund operating, investing, and financing cash flow needs for at least one year from the issuance date of these interim financial statements. The Company may be required to raise additional capital to meet working capital needs associated with commercialization and research and development activities. If sufficient funds on acceptable terms are not available when needed, the Company could be required to reduce operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs or planned product launch plans. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The condensed consolidated financial statements include the operations of Impel Pharmaceuticals Inc., and its wholly owned Australian subsidiary. All intercompany balances and transactions have been eliminated upon consolidation.

The condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2022 and 2021 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three month periods are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2021 included in its Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Reclassifications

We have reclassified prior period financial statements to conform to the current period presentation. During the three months ended March 31, 2021, we reclassified certain amounts previously recorded as general and administrative expense to research and development expense.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to revenue recognition, inventory valuation, the fair values of derivative liabilities, common stock, stock-based compensation expense, convertible debt and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Segments

The Company’s chief operating decision maker is its Chief Executive Officer. The Chief Executive Officer reviews financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. Accordingly, the Company has determined that it operates in one segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of demand deposit accounts and deposits in short-term money market funds. At March 31, 2022 and December 31, 2021, cash consisted of cash in bank deposits held at financial institutions.

Accounts Receivable, net

The Company’s trade accounts receivable consists of amounts due from specialty pharmacies in the U.S. net of distribution service fees, prompt pay discounts and other adjustments. The Company's contracts with customers have standard payment terms that generally require payment within 45 days. The Company analyzes accounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers. As of March 31, 2022, we determined an allowance for doubtful accounts was not required based upon our review of contractual payment terms and individual customer circumstances. As of March 31, 2022, two customers accounted for 100% of the accounts receivable balance, with each of these individual customers ranging from 44% to 56% of the accounts receivable balance.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Product Revenue, Net

Subsequent to its regulatory approval in the United States in September 2021, the Company began to sell Trudhesa in the United States. The product is distributed through an exclusive third-party logistics, or 3PL, distribution agent that does not take title to the product. The 3PL distributes Trudhesa to the Company's customers, a specialty pharmacy and a specialty distributor (collectively referred to as "customers"), who then distribute the product to health care providers and patients. In our exclusive distribution agreement with the 3PL company, the Company acts as principal because we retain control of the product.

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

The following are the components of variable consideration related to product revenue:

Product Returns: Our customers have limited return rights related to the product’s damage or defect. The Company estimates the amount of product sales that may be returned and records the estimate as a reduction of revenue and a refund liability in the period the related product revenue is recognized. Based on the distribution model for Trudhesa and the price of Trudhesa, the Company believes there will be minimal returns.

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

Deferred Royalty Obligation

The Company accounts for the liability related to net revenues, as discussed further in Note 7, as a deferred royalty obligation, amortized under the effective interest rate method over the estimated life of the revenue streams. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future revenues over the life of the arrangement. In connection therewith, we periodically assess our expected revenues using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the imputed effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the short-term and long-term classification of such costs, as well as the period over which such costs will be amortized.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivables. The Company’s cash is deposited with high credit quality financial institutions. At times such deposits may be in excess of the Federal Depository Insurance Corporation insured limits.

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

The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash, other current assets, accounts payable, and accrued liabilities approximate their fair values, due to their short-term nature.

Convertible Notes

In March 2021, the Company issued convertible promissory notes to various investors for an aggregate amount of $7.5 million. As permitted under Accounting Standards Codification ("ASC") 825, Financial Instruments ("ASC 825"), the Company elected the fair value option for recognition of the convertible notes. The Company elected the fair value option to allow the Company to eliminate the burden of complying with the requirements for derivative accounting. Under the fair value option, the convertible notes were remeasured at fair value in each reporting period until their conversion in April 2021, with changes in the fair value recognized in the Company’s condensed consolidated statement of operations as other income (expense), net. Accrued interest on the convertible notes is recorded in interest income (expense), net. The notes were automatically converted into shares of the Company’s common stock upon the closing of the IPO in April 2021.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses were $2.1 million for the three months ended March 31, 2022. The Company did not incur any advertising expenses for the three month period ended March 31, 2021.

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

The Company’s objective is to reflect the appropriate research and development expenses in its condensed consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines advance payments for research and development services and accrual estimates through discussion with applicable personnel and outside service providers as to the progress of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its advance payments and accrued expenses as of each balance sheet date in its condensed consolidated financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through March 31, 2022, there had been no material adjustments to the Company’s prior period estimates of advance payments and accruals for research and development expenses. The Company’s research and development advance payments and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Warrant Liabilities

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("ASC 480-10"), and then in accordance with ASC 815-40, Derivatives and Hedging -- Contracts in Entity's Own Equity ("ASC 815-40"). Under ASC 480-10, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.

If the warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income (expense), net in the accompanying condensed consolidated statements of operations. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date. See Note 7 for additional details.

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842 - Leases, on January 1, 2022, effective January 1, 2022 using a modified retrospective method. The Company recognized $2.8 million of lease assets and liabilities and there was no impact to retained earnings upon adoption of ASC 842. The underlying assets of the Company’s leases primarily relate to office space leases and a commercial vehicle fleet. The Company determines if an arrangement contains a lease at inception. The Company performed an evaluation of contracts in accordance with ASC 842 and has determined it has an operating lease agreement for the office facilities that the Company occupies and its commercial vehicle fleet. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the date the underlying asset becomes available for the Company’s use. Operating lease liabilities are based on the present value of the future minimum lease payments over the lease term. ROU assets are measured at the amount of the lease liability, adjusted for any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. As the Company’s leases generally do not provide an implicit interest rate, the present value of the future minimum lease payments is determined using the Company’s incremental borrowing rate. This rate is an estimate of the collateralized borrowing rate the Company would incur on its future lease payments over a similar term and is based on the information available to the Company at the lease commencement date, discussed in more detail below.

The Company’s leases contain options to extend the leases; lease terms are adjusted for these options only when it is reasonably certain the Company will exercise these options. The Company’s lease agreements do not contain residual value guarantees or covenants.

The Company has made a policy election regarding its real estate leases not to separate non-lease components from lease components, to the extent they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease expense. The Company’s lease includes variable non-lease components, such as common-area maintenance costs. The Company has elected not to record on the balance sheet a lease that has a lease term of 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise. The Company accounts for leases with initial terms of 12 months or less as operating expenses on a straight-line basis over the lease term.

Lease expense is recognized within operating expenses on a straight-line basis over the terms of the lease. Incentives granted under the Company’s facilities lease, including rent holidays, are recognized as adjustments to lease expense on a straight-line basis over the term of the lease.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (1) no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

3. Fair Value Measurements

The following table summarizes the fair value of the Company’s financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$450	$450
Derivative liability - Deferred royalty obligation	—	—	990	990
Derivative liability - Oaktree term loan	—	—	405	405
Total financial liabilities	$—	$—	$1,845	$1,845

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$637	$637
Total financial liabilities	$—	$—	$637	$637

The following table summarizes the change in the fair value of the common stock warrant liabilities for the three months ended March 31, 2022 (in thousands):

Beginning balance as of December 31, 2021	$637
Changes in fair value	(187)
Ending balance as of March 31, 2022	$450

The following table summarizes the change in the estimated fair value of the Company’s derivative liabilities for the three months ended March 31, 2022 (in thousands):

Beginning balance as of December 31, 2021	$—
Initial fair value of derivative liability - Deferred royalty obligation	990
Initial fair value of derivative liability - Oaktree term loan	405
Ending balance as of March 31, 2022	$1,395

Fair values of the Company’s common stock warrants and the embedded derivative liability are based on significant inputs not observed in the market, and thus represent a Level 3 measurement.

Pursuant to the loan and security agreement with Oxford Finance LLC and Silicon Valley Bank, the Company issued common stock warrants (see Note 7). The Company's warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40 because the warrant provides for an adjustment to the exercise price upon an acquisition. The Warrants were measured at fair value at inception and are subsequently remeasured at each reporting date with changes in fair value recognized as a component of other income (expense), net in the condensed consolidated statement of operations and other comprehensive loss. The Company determined the fair value of the common stock warrants using the following assumptions as of March 31, 2022 using the Black-Scholes-Merton option pricing model based on significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Assumptions used included an expected term of 10 years, stock volatility of 78% and risk-free interest rate of 2.3% during the three months ended March 31, 2022.

The senior secured loan agreement and related security agreement with Oaktree Fund Administration, LLC, or the Oaktree Loan and Security Agreement (see Note 7), contains embedded derivatives requiring bifurcation as a derivative instrument. The fair value of the embedded derivative liabilities associated with the term loans was estimated using a probability weighted discounted cash flow model to measure the fair value. This involves significant Level 3 inputs and assumptions including an (i) estimated probability and timing of a change in control (ii) our risk-adjusted discount rate.

The embedded derivative liability associated with our deferred royalty obligation (see Note 7) is measured at fair value and the assumptions used in the valuation model include: (i) our estimates of the probability and timing of related events; (ii) the probability-weighted net sales of Trudhesa; (iii) our risk-adjusted discount rate; (iv) our cost of debt; and (v) the probability of a change in control occurring during the term of the instrument.

4. Balance Sheet Components

Inventory

Inventories consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$2,229	$1,024
Work-in-process	1,272	876
Finished goods	1,995	924
Total inventories	$5,496	$2,824

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Other prepaids and current assets	$2,585	$898
Prepaid insurance	357	1,268
Tax refund receivable	23	22
Total prepaid expenses and other current assets	$2,965	$2,188

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued other liabilities	$4,139	$1,029
Accrued compensation	3,216	5,392
Accrued sales discounts and allowances	2,485	449
Accrued professional services	2,127	2,004
Accrued construction in progress	—	76
Total accrued liabilities	$11,967	$8,950

5. Commitments and Contingencies

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

6. Leases

The Company adopted ASC 842 using the modified retrospective approach, electing the practical expedient that allows us not to restate our comparative periods prior to the adoption of the standard on January 1, 2022. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

Real Estate Leases

In September 2017, the Company entered into a non-cancelable operating lease for 11,256 square feet of office and laboratory space. Rent is payable monthly, increasing by approximately 3% each year. The initial term of the lease was 3 years and the Company renewed the lease for an additional four years with an expiration date of August 31, 2024.

In December 2021 the Company entered into a non-cancelable operating lease for 7,051 square feet of office space with an expiration date of October 31, 2022. The Company expected to occupy the temporary space for less than 12 months, the Company did not record a right-of-use asset and lease liability on its balance sheet for the temporary space. As of March 31, 2022, the remaining future minimum lease payments were $0.1 million through the expiration date of October 31, 2022.

Commercial Fleet Leases

During the first quarter of 2022, the Company took delivery of a portion of its commercial car fleet for its salesforce. Each commercial fleet lease has a term of 12 months including options to renew for a total of 54 months, we believe a total of 36 months is deemed reasonable to exercise. In addition, the Company can terminate the vehicle leases at any time without a significant penalty. For the discount rate used in the commercial fleet lease, the Company used the weighted-average rate implicit in the commercial fleet leases.

As of March 31, 2022, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

March 31, 2022
Remaining 2022	$831
2023	1,085
2024	783
2025	59
Total undiscounted cash flows	2,758
Less: imputed interest	(165)
Total lease liabilities	2,593
Less: current portion	(999)
Lease liabilities	$1,594

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

March 31, 2022
Weighted average remaining lease term (years)	2.6
Weighted average discount rate	5.1%

Operating lease expense was $0.3 million for the three months ended March 31, 2022. Variable lease expense was $0.1 million for operating leases during the three months ended March 31, 2022. Rent expense recognized for short term leases was $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

7. Long-Term Obligations

Oaktree Loan and Security Agreement

On March 17, 2022 (“Closing Date”), the Company entered into a senior secured loan agreement and related security agreements (“Senior Credit Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) under which it borrowed $50.0 million.

The term loan has a maturity date of March 17, 2027, initially bearing interest at the Secured Overnight Financing Rate (“SOFR”) + 8.75% (with a SOFR floor of 1.00%). Once Trudhesa achieves at least $125.0 million in net sales, interest will step down to SOFR + 8.00% (with a SOFR floor of 1.00%). The Company is required to make quarterly interest-only payments until the fourth anniversary of the Closing Date, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Prepayments of the loan, in whole or in part, will be subject to early prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 2.0% of the aggregate principal amount of the loans funded under the Senior Credit Agreement. The Senior Credit Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including a requirement to maintain a minimum $12.5 million unrestricted cash balance at all times.

The Company identified a number of embedded derivatives that require bifurcation from the term loan and that were separately accounted for in the consolidated financial statements as one compound derivative liability. Certain of these embedded features include change in control provisions and contingent rate increases. These embedded features met the criteria requiring these to be bifurcated because it was not clearly and closely related to the host instrument in accordance with ASC 815-15 and the derivative liability is presented separately in the condensed consolidated Balance sheet as of March 31, 2022. The fair value of the embedded derivative liabilities associated with the term loans was estimated using the discounted cash flow method under the income approach. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control (see Note 3 for additional details). The Company re-evaluates this assessment each reporting period. The embedded derivative liability was recorded at fair value of $0.4 million upon issuance of the Oaktree term loan.

In connection with the issuance of the term loan, the Company recorded debt discount and debt issuance costs of $2.9 million. The discount and issuance costs will be amortized over the life of the term loan. Interest expense for the three months ended March 31, 2022 was $0.2 million and is inclusive of non-cash amortization of the debt discount and debt issuance costs and accretion of final payment. The carrying value of the Oaktree loan at March 31, 2022 was $47.1 million. The carrying amount of the term loan approximates fair value given its recent issuance.

A portion of the loan proceeds were used to repay in full the $32.9 million aggregate principal amount (including the prepayment fee and final payment fee) of loans outstanding owed to Oxford and SVB by the Company.

Deferred Royalty Obligation

On March 17, 2022, the Company entered into a Revenue Interest Financing Agreement (“RIF” or “Deferred Royalty Obligation”) with certain purchasers party thereto (collectively “Purchasers”) and Oaktree Fund Administration, LLC as administrative agent, pursuant to which the Company sold to the Purchasers the right to receive payments from us at a tiered percentage (the “Applicable Tiered Percentage”), of future net revenues of Trudhesa, including worldwide net product sales and upfront payments, and milestones, (collectively, “the Revenue Interests”). Under the terms of the agreement, the Company received $50.0 million (“Investment Amount”), less transaction expenses, in exchange for tiered royalty payments on worldwide net sales from Trudhesa, as follows: 7.75% on annual United States net sales up to $150.0 million; 4.75% on annual United States net sales between $150 million and $300 million; 0.75% on annual United States net sales greater than $300.0 million; and 10% of any upfront payments, milestone payments and royalties received by us from licensing or partnerships relating to Trudhesa outside the United States.

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

Under the RIF, the Company has an option (the “Call Option”) to repurchase future Revenue Interests at any time until the third anniversary of the Closing Date upon advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the RIF and to require the Company to repurchase future Revenue Interests upon enumerated events such as a bankruptcy event, a material adverse effect or a change of control. If the Put Option or the Call Option are exercised, the required repurchase price is (i) as of any date before the one-year anniversary of the Closing Date, an amount equal to (a) 1.25 multiplied by (b) the Investment Amount, (ii) as of any date on or after the one-year anniversary of the Closing Date and before the two-year anniversary of the Closing Date, an amount equal to (a) 1.40 multiplied by (b) the Investment Amount, (iii) as of any date on or after the two-year anniversary of the Closing Date and before the three-year anniversary of the Closing Date, an amount equal to (a) 1.55 multiplied by (b) the Investment Amount, and (iv) as of any date on or after the three-year anniversary of the Closing Date, an amount equal to (a) 1.75 multiplied by (b) the Investment Amount, in each case net of the sum of any payments received by the Purchasers prior to such Put Option Closing Date or Call Option Closing Date, as applicable.

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

The Company evaluated the terms of the deferred royalty obligation and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company accounted for the transaction as long-term debt recorded at amortized cost using the effective interest method. The Company further evaluated the terms of the debt and determined that the Put Options under the RIF that are exercisable by Purchasers upon certain contingent events were determined to be embedded derivatives requiring bifurcation and separately accounted for as a single compound derivative instrument (see note 3). The Put Option has been determined to qualify as an embedded derivative asset under ASC 815-40. The embedded derivative asset and the deferred royalty obligation have been netted to result in a net embedded derivative liability and is classified as a Level 3 financial liability in the fair value hierarchy as of March 31, 2022. The valuation method for the embedded derivative includes certain unobservable Level 3 inputs including i) our estimates of the probability and timing of related events; (ii) the probability-weighted net sales of Trudhesa; (iii) our risk-adjusted discount rate; (iv) our cost of debt and (v) the probability of a change in control occurring during the term of the instrument. The Company recorded the initial fair value of the derivative liability of $1.0 million which is included in the deferred royalty obligation in the condensed consolidated balance sheet. The Company will remeasure the derivative liability to fair value each reporting period until the termination of the RIF.

The effective interest rate as of March 31, 2022 was 17.1%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the debt as of March 31, 2022 and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the obligation and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized. Such changes in fair value will be recorded as other income (expense), net in the condensed consolidated statement of operations and other comprehensive loss.

The carrying value of the deferred royalty obligation at March 31, 2022 was $48.8 million. The carrying value of the deferred royalty obligation approximates fair value at March 31, 2022 given its recent issuance.

Oxford and Silicon Valley Bank Term Loan

On July 2, 2021, the Company entered into a loan and security agreement (the "Loan Agreement") with Oxford Finance LLC ("Oxford"), as the collateral agent and a lender, and Silicon Valley Bank ("SVB" and, together with Oxford, the “Lenders”), as a lender, pursuant to which the Lenders have agreed to lend the Company up to an aggregate of $50.0 million in a series of term loans (the “Term Loan”). Upon entering into the Loan Agreement, the Company received net proceeds of $9.2 million from the Lenders after deducting approximately $10.8 million of such amount applied to the repayment of the outstanding principal, interest and final payment fees owed pursuant to the Company’s prior loan and security agreement with Avenue Venture Opportunities Fund, L.P. (“Avenue”) dated November 5, 2020. On September 30, 2021, upon the achievement by the Company of NDA approval from the FDA of Trudhesa, the Company borrowed an additional $10.0 million.

The term loans accrued interest at the greater of (i) 7.95% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR or (2) 0.11%, plus (b) 7.84% and are subject to a prepayment fee of 1.0% to 3.0% depending upon when the prepayment occurs. On repayment of the Term Loans, the Company was required to make a final payment fee to the Lenders equal to 6.5% of the original principal amount of the Term Loans. Interest expense for the three months ended March 31, 2022 was $0.7 million and is inclusive of non-cash amortization in the amount of $0.2 million related to the amortization of the debt issuance costs and accretion of final payment.

On March 17, 2022, upon entering into the Senior Credit Agreement, the $30.0 million of outstanding principal, interest, the Company paid the prepayment and final payment fees owed under the Loan Agreement to the Lenders. The Company evaluated whether the Senior Credit Agreement with Oaktree Fund Administration, LLC entered into in March 2022 represented a debt modification or extinguishment in accordance with ASC 470-50, Debt—Modifications and Extinguishments and determined that the existing Loan Agreement was extinguished as a result of the full repayment of the Term Loans and concurrent issuance of a new credit facility with new creditors, Oaktree. The Company recorded a loss of $3.3 million on the early extinguishment of debt related to the unamortized debt discount associated with the fair value of the warrants, final payment fee, and unamortized debt issuance costs. The loss on early extinguishment was recognized as a component of interest expense, net in the condensed consolidated statement of operations and other comprehensive loss.

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

On March 31, 2021, the notes were remeasured to their settlement amount at the IPO date excluding accrued interest due to the proximity of the settlement date to the end of the reporting period. The loss on the increase in fair value on the convertible notes totaled $839,000 from their issuance until settlement and is classified as other income (expense), net in the accompanying condensed consolidated statements of operations.

The carrying value of the convertible notes of $8.4 million immediately prior to the Company’s IPO subsequently converted into 559,585 shares of common stock upon completion of the IPO.

8. Redeemable Convertible Preferred Stock

Prior to its conversion to common stock in April 2021, the Company classified its redeemable convertible preferred stock as mezzanine equity on the condensed consolidated balance sheets as the shares were contingently redeemable with passage of time or upon deemed liquidation events, such as a change in control. As only the passage of time was required for Series B, C-1, C-2, C-3, and D preferred stock to become redeemable, the Company accreted the carrying value of the preferred stock shares to their redemption value, using the effective interest method, over the period from issuance to the earliest payment dates. With respect to Series A-1 and

A-2, no accretion was recorded during the three months ended March 31, 2021, as a deemed liquidation event was not probable. Amounts recorded for the accretion of redeemable convertible preferred stock during the three months ended March 31, 2021 was $129,000. The accretion is recorded as a deemed dividend and a charge to additional paid-in capital.

In April 2021, immediately prior to the completion of the IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted into 12,605,800 shares of common stock. Upon conversion into common stock, the carrying value of the redeemable convertible preferred stock of $127.2 million was reclassified to equity.

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

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	March 31, 2022	December 31, 2021
Stock incentive plans	6,384,749	5,324,202
Exercise of common stock warrants	94,688	94,688
Total	6,479,437	5,418,890

10. Stock Incentive Plans

As of March 31, 2022, the Company’s equity incentive plans authorized a total of 6,384,749 shares, of which 1,838,895 shares are available for future grant, and 4,545,854 shares are outstanding.

The Company’s 2021 Stock Incentive Plan, or the 2021 Plan, provides for annual increase in the number of shares that may be issued under the 2021 Plan automatically on January 1 of each of 2022 through 2031 by the lesser of (a) 5% of the total number of outstanding shares of all classes of its common stock on each December 31 and (b) a number as may be determined by its board of directors.

The Company’s the Employee Stock Purchase Plan, or the ESPP, provides for annual increase in the number of shares that may be issued under the 2021 Plan automatically on January 1 of each of 2022 through 2031 by the lesser of (a) 5% of the total number of outstanding shares of all classes of its common stock on each December 31 and (b) a number as may be determined by its board of directors.

Effective January 1, 2022, the Company’s 2021 Plan and ESPP reserves increased by 1,156,153 shares and 231,230 shares, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of goods sold	$31	$—
Research and development	411	119
Selling, general and administrative	1,353	374
Total stock-based compensation expense	$1,795	$493

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

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares at March 31, 2022.

A summary of the Company’s stock option activity under its stock option plans was as follows (in thousands, except share and per share data and years):

	Options Outstanding
	Shares Available for Grant	Number of Options	Weighted -Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance — December 31, 2021	1,395,746	3,345,912	$7.91	8.1	$6,662,168
Authorized	1,156,153	—
Granted	(839,600)	839,600	9.76
Exercised	—	(50,235)	2.95
Cancelled	74,993	(74,994)	10.52
Balance — March 31, 2022	1,787,292	4,060,283	$8.30	8.2	$3,261,240
Exercisable — March 31, 2022	—	1,530,531	$5.52	6.8	$2,941,370

As of March 31, 2022, there was $14.6 million of total unrecognized compensation cost related to unvested options that are expected to vest. The cost is expected to be recognized over a weighted-average period of 3.2 years.

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	6.1	6.1
Expected volatility	72.9%	59.2%
Risk-free interest rate	1.70% - 1.98%	0.42%-0.92%
Expected dividends	—	—

Restricted Stock Units

The Company’s Restricted Stock Units ("RSUs") are considered non-vested share awards and require no payment from the employee. For each RSU, employees receive one share of common stock at the end of the vesting period. The employee can elect to receive the one share of common stock net of taxes or pay for taxes separately and receive the entire share. The fair value of a restricted stock unit award at the grant date is equal to the market price of the Company's common stock on the grant date. Compensation expense is recorded based on the market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the requisite service period. As of March 31, 2022, there was $0.1 million of total unrecognized compensation cost related to the Company's RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 0.8 years.

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

As of March 31, 2022, there was $3.7 million of total unrecognized compensation cost related to the Company's PSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 1.9 years. There were no PSUs that vested during the three months ended March 31, 2022.

The following table is a summary of the restricted stock unit activity for the three months ended March 31, 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested restricted stock outstanding as of December 31, 2021	10,571	$9.71	475,000	$9.33
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	—	—	—	—
Unvested restricted stock outstanding as of March 31, 2022	10,571	$9.71	475,000	$9.33

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

The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 differs from the U.S. statutory rate due to the U.S. valuation allowance and foreign income taxed at local statutory rates.

During the three months ended March 31, 2022, the Company reported U.S. pre-tax losses, consistent with prior years to date. The Company has not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that its U.S. deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against its U.S. deferred tax assets.

12. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the IRC. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax or after-tax basis. The Company makes discretionary matching contributions of up to 4% of a participating employee’s salary. For the three months ended March 31, 2022 and 2021, the amount expensed under the plan was $0.2 million and $0.1 million respectively.

13. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options to purchase common stock	4,060,283	2,709,710
Non-vested RSUs and PSUs	485,571	—
Warrants to purchase common stock	94,688	—
Redeemable convertible preferred stock on an as-converted basis	—	12,605,800
Redeemable convertible preferred stock warrants on an as-converted basis	—	229,034
Convertible notes on an as-converted basis		559,585
Total	4,640,542	16,104,129

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K.

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

We have retained all development and commercial rights to Trudhesa and each of our product candidates. Given the concentrated prescriber base of our target market for Trudhesa, we independently launched in October 2021. Our inaugural sales team is comprised of approximately 60 representatives to support our targeted launch strategy. The sales team is supported by an established market access, medical affairs, marketing, and operations infrastructure. We intend to increase the size of our Trudhesa field organization to 120 representatives in early 2023. We anticipate independently commercializing our other product candidates, if approved, by establishing similar targeted sales teams supported by our existing infrastructure. Through April 30, 2022, there have been approximately 16,750 prescriptions of Trudhesa generated since launch and, based on third-party data, we believe Trudhesa accounts for approximately 4.9% of total branded acute migraine prescriptions among Trudhesa prescribers. Additionally, based on internal data, approximately 65% of new Trudhesa patients eligible for a refill have received a second prescription.

In April 2022, we presented additional post-hoc analyses of Trudhesa data at the American Academy of Neurology annual meeting from the pivotal, Phase 3 STOP 301 trial of Trudhesa. We presented a post hoc analysis exploring the exploratory efficacy of Trudhesa treatment over 24 weeks based on acute medications used prior to Trudhesa. This analysis suggests that Trudhesa is an effective treatment for migraine patients who have previously used a variety of acute therapies. A second post hoc analysis aimed to determine if early treatment response to Trudhesa could predict response over consecutive migraine attacks. This analysis found that patients who self-report mild or no pain at two hours for their first three Trudhesa-treated migraine attacks are substantially likely (>89%) to respond to subsequent Trudhesa treatment and those with no or mild pain for their first two Trudhesa treated migraine attacks were also likely (>75%) to respond to subsequent Trudhesa treatment. We believe these results suggest that if Trudhesa provides pain relief for the first two to three migraine attacks, it is likely a patient will respond to Trudhesa with long-term use.

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

Though March 31, 2022, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock, proceeds pursuant to the Revenue Interest Financing Agreement, or our deferred royalty obligation, redeemable convertible preferred stock, warrants, debt and convertible notes. We have incurred significant operating losses to date. Our net losses were $27.0 million and $11.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $241.8 million and a cash balance of $129.8 million.

Recent Developments

Oaktree Financing and Revenue Interest Financing

On March 17, 2022, we entered into a senior secured loan agreement and related security agreements or the Senior Credit Agreement with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto, or collectively Oaktree, under which we borrowed $50.0 million less transactions costs (see Note 1—Liquidity and Capital Resources).

Concurrently on March 17, 2022, we entered into a Revenue Interest Financing Agreement or RIF with certain purchasers party thereto, collectively the Purchasers, and Oaktree Fund Administration, LLC as administrative agent, pursuant to which we sold to the Purchasers the right to receive payments from us at a tiered percentage, or the Applicable Tiered Percentage, of future net revenues of Trudhesa, including worldwide net product sales and upfront payments, and milestones, together the Revenue Interests (see Note 1—Liquidity and Capital Resources).

COVID-19

We are continuing to proactively monitor and assess the ongoing COVID-19 global pandemic. We have been monitoring the potential impact on our business that may result from this rapidly evolving pandemic and to avoid any unnecessary potential delays to our programs. The safety and well-being of employees, patients and partners is our highest priority. To date, we have continued to operate without material impact on our business.

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

Financial Operations Overview

Product Revenues, Net

We began to recognize revenue from product sales, net of discounts and other adjustments, in September of 2021 in conjunction with the launch of Trudhesa. We fully launched Trudhesa in October of 2021 and will continue to evaluate trends related to revenue momentum for Trudhesa, including any discernible impacts of the COVID-19 pandemic. At launch we implemented our “bridge and co-pay savings” program which we believe provides an affordability solution for patients that enables higher physician prescribing. The program only provides assistance to commercially insured patients. Our data suggests these programs are playing an important role in supporting demand for Trudhesa, particularly as payers are in the process of publishing coverage policies for Trudhesa

Cost of Goods Sold

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

Other Income (Expense), Net

Other income (expense), net, consists of interest earned on our cash, interest expense on our borrowings, and changes in the fair value of our stock warrant liabilities, redeemable convertible preferred stock warrant liabilities and convertible notes, and loss on extinguishment of debt.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following tables summarize our results of operations for the periods presented.

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Product revenue, net	$1,759	$—	$1,759
Cost of goods sold	1,033	—	1,033
Gross profit	726	—	726
Operating expenses:
Research and development	3,650	4,346	(696)
Selling, general and administrative	19,799	5,523	14,276
Total operating expenses	23,449	9,869	13,580
Loss from operations	(22,723)	(9,869)	(12,854)
Other income (expense), net	(4,247)	(1,422)	(2,825)
Loss before income taxes	(26,970)	(11,291)	(15,679)
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(26,970)	$(11,291)	$(15,679)

Product revenue, net

We recorded net product revenue in 2021 following FDA approval of Trudhesa in September 2021. We commenced shipments of Trudhesa during September 2021 and fully launched with a deployed sales force in October 2021. During the three months ended March 31, 2022, we recognized $1.8 million of net product revenue related to sales of Trudhesa. Sales allowances and accruals mostly consisted of co-pay card discounts, managed care rebates and distribution fees.

Cost of goods sold

Cost of goods sold of $1.0 million for the three months ended March 31, 2022 is related to conversion and packing costs incurred after FDA approval related to the cost of Trudhesa products sold, in addition to certain overhead costs.

Prior to receiving FDA approval for Trudhesa in September 2021, we recorded all costs incurred in the manufacture of Trudhesa to be sold upon commercialization as research and development expense. As a result, a portion of the manufacturing costs related to the Trudhesa build-up incurred before FDA approval were already expensed in a prior period, referred to as zero cost inventories, and are therefore excluded from the cost of goods sold in the three months ended March 31, 2022. We expect to sell the zero cost inventories within 2022.

Research and Development

Research and development expenses were $3.7 million for the three months ended March 31, 2022, compared to $4.4 million for the three months ended March 31, 2021. The decrease of $0.7 million was primarily due to (i) Trudhesa related costs which were expensed as research and development rather than commercial costs prior to FDA approval in the three months ended March 31, 2021 and (ii) decreased personnel related costs. These costs were partially offset by an increase in the clinical development of our product candidate, INP105 in the three months ended March 31, 2022 compared to the same period in 2021.

The following table summarizes the period-over-period change in research and development expenses by product candidate for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Program-specific costs:
Trudhesa	$469	$1,156	$(687)
INP105	637	94	543
Other programs	3	14	(11)
Total program-specific costs	1,108	1,264	(156)
Non program-specific costs:
Personnel-related	$2,353	$2,590	$(237)
Internal, overhead and other expenses	189	492	(303)
Total non program-specific costs	2,542	3,082	(540)
Total research and development expenses	$3,650	$4,346	$(696)

Selling, General and Administrative

Selling, general and administrative expenses were $19.8 million for the three months ended March 31, 2022, compared to $6.0 million for the three months ended March 31, 2021. The increase of $13.8 million was primarily due increases in spending to support commercial sales of Trudhesa. Commercial operations and sales related expenses increased $6.8 million to $8.2 million in three months ended March 31, 2022 compared to the same period in 2021. Marketing and market access expense increased $3.0 million to $4.9 million in three months ended March 31, 2022 compared to the same period in 2021. Non-cash share-based compensation expense was $1.4 million for the three months ended March 31, 2022, an increase of $1.0 million compared to the same period in 2021. The remaining increase was due to additional executive and finance/administration expense due to increased insurance costs and additional responsibilities as a public company.

Other Income (Expense), Net

Other income (expense), net was an expense of $4.3 million for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021. The change of $2.8 million was primarily due to (i) a charge of $3.3 million for the loss on early extinguishment of debt related to the payoff of the Oxford and Silicon Valley Bank Term Loan, (ii) an increase in interest expense on our borrowings of $0.7 million, partially offset by a decrease in the change in the fair value of our common stock warrants and convertible notes of $1.0 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Through March 31, 2022, we have funded our operations primarily through the issuance of common stock, proceeds pursuant to the RIF, convertible promissory notes, redeemable convertible preferred stock, debt, and warrants with aggregate proceeds of $392.8 million. As of March 31, 2022, we had available cash and cash equivalents of $129.8 million and an accumulated deficit of $241.8 million.

Based upon our current operating plan, we estimate that our cash and cash equivalents as of March 31, 2022, are together sufficient for us to fund operating, investing, and financing cash flow needs for at least one year from the issuance date of our interim financial statements. If sufficient funds on acceptable terms are not available when needed, we could be required to reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs or planned product launch plans. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve its intended business objectives.

Cash Flows

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(24,211)	$(9,910)
Cash used in investing activities	(8)	(27)
Cash provided by financing activities	65,844	7,309
Net increase (decrease) in cash	$41,625	$(2,628)

Cash Flows From Operating Activities

For the three months ended March 31, 2022, cash used in operating activities was $24.2 million, which consisted of a net loss of $27.0 million and a net change of $3.1 million in operating assets and liabilities, partially offset by $5.9 million in non-cash charges. The net change in our operating assets was primarily due to an increase in accounts receivables, inventories and prepaid assets of $6.0 million offset by an increase in accounts payable and accrued liabilities of $2.9 million due primarily to an increase in the level of selling, general and administrative expenses. The non-cash charges primarily consisted of a loss on early extinguishment of debt, stock-based compensation, depreciation, amortization of debt discount and issuance costs, and a change in the fair value of our warrant liabilities.

For the three months ended March 31, 2021, cash used in operating activities was $9.9 million, which consisted of a net loss of $11.3 million and a net change of $0.5 million in operating assets and liabilities partially offset by $1.9 million in non-cash charges. The net change in our operating assets was primarily due to an increase in prepaid expenses and other current assets of $0.7 million and a decrease in accrued liabilities of $1.1 million partially offset by an increase in accounts payable of $1.3 million due to an increase in the level of research and development expenses. The non-cash charges primarily consisted of a change in the fair value of convertible notes, stock-based compensation, depreciation, amortization of debt discount and changes in the fair value of our redeemable convertible preferred stock warrant liabilities.

Cash Flows From Investing Activities

For the three months ended March 31, 2022 and 2021, cash used in investing activities of $8,000 and $27,000, respectively, was related to purchases of property and equipment.

Cash Flows From Financing Activities

For the three months ended March 31, 2022, cash provided by financing activities was $65.8 million, consisting primarily of net proceeds received from the Oaktree Financing and Revenue Interest Financing resulting in proceeds of $98.6 million, net of debt issuance costs and discount, partially offset by the repayment of the Oxford and Silicon Valley Bank loan of $32.9 million including the final payment and prepayment fee.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We have incurred significant net losses since our inception. Our net losses were $27.0 million and $76.5 million for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $241.8 million. We cannot predict when or whether we will become profitable and we may never be able to develop or commercialize our product candidates. Our losses have resulted principally from costs incurred in our product candidate discovery and development activities. We expect to incur net losses for the foreseeable future.

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

As of March 31, 2022, we had $129.8 million of cash and cash equivalents. We believe that we will continue to expend substantial resources for the foreseeable future as we prepare for the commercialization of Trudhesa, develop additional product candidates, continue clinical trials for our existing product candidates and pursue commercialization of our product candidates, if approved. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we suffer any delays in our planned clinical trials for our current product candidates. We expect to incur additional costs associated with operating as a public company, hiring additional personnel and potentially expanding our facilities.

We believe our existing cash and cash equivalents will fund our projected operating requirements into 2024. Our forecast of the period of time through which our financial reserves will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

For example, we identified increased levels of impurities in some drug vials of certain drug lots used in our Trudhesa STOP 301 trial. Vials from those drug lots were removed from the trial and we conducted a root cause investigation, identifying the likely root cause as long stoppages in the production of two lots. If we encounter similar issues in connection with our commercial manufacturing of Trudhesa, we may face delays and shortages in production of Trudhesa, impacting our ability to fill prescriptions, and may face further scrutiny from the SEC, FDA or other regulatory authorities.

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

We anticipate the initiation of the CALM-201 study in the first half of 2022. Any of our future clinical trials may not be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include:

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

The ongoing COVID-19 pandemic, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including through disruption to our planned clinical trials, supply chains , business operations and commercialization efforts, or through delay in the FDA’s approval of our product candidates.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA has postponed some inspections and continues to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, has resumed prioritized domestic inspections, such as pre-approval and surveillance inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA continues to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA Good Manufacturing Practices, the FDA may not be able to continue its current inspection pace or be unable to complete required inspections during the review period, or the review timelines could be extended. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
•
the federal Physician Payments Sunshine Act, created under Section 6002 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, or the ACA, and its implementing regulations require applicable manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (including physician assistants and nurse practitioners, among others)and teaching hospitals, including ownership and investment interests held by physicians and their immediate family members;
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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In 2020, the HHS and the CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of the Trump-era policies. We expect additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order titled “Promoting Competition in the American Economy” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear.

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

We are highly dependent on members of our senior management, including Adrian Adams, our Chairman, President and Chief Executive Officer, John Hoekman, Ph.D., our Chief Technology and Development Officer and one of our founders, John Leaman, M.D., our Chief Business and Financial Officer and Business Officer, Leonard S. Paolillo, our Chief Commercial Officer, and Stephen Shrewsbury M.B. ChB., our Chief Medical Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. Also, each of these persons may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Our information technology systems, and those of our contractors, service providers and consultants, may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, as well as employee, vendor, or contractor errors or malfeasance. As part of our business, we and our contractors and consultants maintain large amounts of confidential information, including non-public personal information on patients and our employees. Breaches in security and other information security events and incidents, including from ransomware, other malicious code, and other cyberattacks, could result in interruption to our systems and operations, or those of our contractors, consultants or our respective service providers, and the loss, unavailability, and unauthorized modification, use, acquisition or disclosure of information, including information subject to intellectual property protection or for which the loss or other compromise of such information may lead to the loss of intellectual property protection. Any such breach or other incident may result in significant costs to remediate and otherwise respond, including efforts to analyze, correct, eliminate, remediate or work around deficiencies in our systems or our security measures, recover and validate data, and to address any applicable legal or contractual obligations. Further, any actual or perceived breach in security or security incident may result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, delays in regulatory filings and approvals, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results. Like many businesses, we have been in the past, and may again be in the future, subject to phishing attacks. In 2018 we experienced a successful phishing attack. While we were able to swiftly contain and remediate this incident, without a material impact to our business, there can be no assurances that we will be able to defend against or successfully remediate any such attacks that may occur in the future. Further, companies have experienced an increase in phishing and social engineering attacks from third parties, including in connection with the ongoing COVID-19 pandemic. Also, due to the ongoing COVID-19 pandemic, the majority of our employees continue to work remotely as of March 31, 2022. As a result, we may have increased cybersecurity and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we have implemented IT controls to reduce the risk of a cybersecurity or data security breach or incident, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees working remotely. While we expect to implement and maintain appropriate information security policies and systems in order to prevent unauthorized loss, unavailability, modification, use or disclosure of confidential information, including non-public personal information and other information relating to individuals, there can be no assurance that any such loss, unavailability, modification, use or disclosure will not occur. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we make improvements to our systems, policies and processes to prevent further breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause. Each of these could require us to divert substantial resources.

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
•
material and adverse impact of the ongoing COVID-19 pandemic on the markets and the broader global economy;
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
•
natural disasters and other calamities; and
•
general economic uncertainty and capital markets disruptions, which have been substantially impacted by geopolitical instability due to the ongoing military conflict in Ukraine.

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

As of March 31, 2022, our executive officers, directors and their respective affiliates owned a substantial portion of our voting stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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
10.1

Credit Agreement and Guaranty dated as of March 17, 2022, by and among Impel Neuropharma, Inc., the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent.

X
10.2

Revenue Interest Financing Agreement dated as of March 17, 2022, between Impel Neuropharma, Inc., the purchasers from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent.

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

Impel Pharmaceuticals Inc.
Date: May 16, 2022	By:	/s/ Adrian Adams
Adrian Adams
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ John Leaman
John Leaman, M.D
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)