Form 10-Q
period 2022-06-30
IMPEL PHARMACEUTICALS INC
filed 2022-08-15
CIK 1445499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of August 10, 2022 was 23,738,813.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheet

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$97,827	$88,212
Trade receivables, net	4,794	1,352
Inventory	6,929	2,824
Prepaid expenses and other current assets	4,882	2,188
Total current assets	114,432	94,576
Property and equipment, net	2,769	3,149
Operating lease right-of-use assets	3,046	—
Other assets	187	187
Total assets	$120,434	$97,912
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,747	$6,367
Accrued liabilities	9,043	8,950
Current portion of deferred royalty obligation	2,518	—
Current portion of operating lease liability	1,276	—
Common stock warrant liability	711	637
Total current liabilities	18,295	15,954
Operating lease liability, net of current portion	1,787	—
Derivative liability	863	—
Deferred royalty obligation, net of current portion	48,370	—
Long-term debt	47,209	29,450
Total liabilities	116,524	45,404
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized: none issued	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 23,196,313 and 23,037,298 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	23	23
Additional paid-in capital	270,859	267,283
Accumulated deficit	(266,972)	(214,798)
Total stockholders’ equity	3,910	52,508
Total liabilities and stockholders’ equity	$120,434	$97,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue, net	$2,803	$—	$4,562	$—
Cost of goods sold	1,737	—	2,770	—
Gross profit	1,066	—	1,792	—
Operating expenses:
Research and development	3,951	6,076	7,601	10,174
Selling, general and administrative	18,095	8,862	37,894	14,633
Total operating expenses	22,046	14,938	45,495	24,807
Loss from operations	(20,980)	(14,938)	(43,703)	(24,807)
Other income (expense), net :
Interest income (expense), net	(3,450)	(534)	(7,877)	(1,051)
Other income (expense), net	(774)	(10)	(594)	(915)
Total other income (expense), net	(4,224)	(544)	(8,471)	(1,966)
Loss before income taxes	(25,204)	(15,482)	(52,174)	(26,773)
Provision (benefit) for income taxes	—	—	—	—
Net loss and comprehensive loss	$(25,204)	$(15,482)	$(52,174)	$(26,773)
Accretion on redeemable convertible preferred stock	—	—	—	129
Net loss attributable to common stockholders	$(25,204)	$(15,482)	$(52,174)	$(26,902)
Net loss per share attributable to common stockholders, basic and diluted	$(1.09)	$(1.10)	$(2.25)	$(3.60)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	23,178,302	14,119,672	23,161,133	7,475,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2021	23,123,062	$23	$267,283	$(214,798)	$52,508
Stock-based compensation expense	—	—	1,795	—	1,795
Issuance of common stock upon the exercise of stock options	50,235	—	149	—	149
Net loss and comprehensive loss	—	—	—	(26,970)	(26,970)
Balance — March 31, 2022	23,173,297	$23	$269,227	$(241,768)	$27,482
Stock-based compensation expense	—	—	1,579	—	1,579
Issuance of common stock upon the exercise of stock options	23,016	—	53	—	53
Net loss and comprehensive loss	—	—	—	(25,204)	(25,204)
Balance — June 30, 2022	23,196,313	$23	$270,859	$(266,972)	$3,910

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	202,009,981	$127,039	755,478	$—	$4,762	$(138,262)	$(133,500)
Accretion to redemption value on redeemable convertible preferred stock	—	129	—	—	(129)	—	(129)
Stock-based compensation expense	—	—	—	—	493	—	493
Issuance of common stock upon the exercise of stock options	—	—	8,095	—	18	—	18
Net loss and comprehensive loss	—	—	—	—	—	(11,291)	(11,291)
Balance — March 31, 2021	202,009,981	$127,168	763,573	$—	$5,144	$(149,553)	$(144,409)
Proceeds from initial public offering, net of underwriters' discounts and commissions of $5.6 million and issuance costs of $2.4 million	—	—	5,333,334	5	71,992	—	71,997
Issuance of common stock upon exercise of warrants for cash	—	—	23,887	—	377	—	377
Issuance of common stock upon net exercise of warrants upon initial public offering	—	—	37,628	—	734	—	734
Issuance of common stock upon exchange of Avenue warrant	—	—	107,663	—	1,763	—	1,763
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(202,009,981)	(127,168)	12,605,800	13	127,155	—	127,168
Conversion of convertible notes into common stock at initial public offering	—	—	559,585	1	8,392	—	8,393
Stock-based compensation expense	—	—	—	—	556	—	556
Issuance of common stock upon the exercise of stock options	—	—	39,444	—	201	—	201
Net loss and comprehensive loss	—	—	—	—	-	(15,482)	(15,482)
Balance — June 30, 2021	—	$—	$19,470,914	$19	$216,314	$(165,035)	$51,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(52,174)	$(26,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	599	493
Non-cash lease expense	537	—
Stock-based compensation	3,374	1,049
Change in fair value of warrant liabilities	74	54
Change in fair value of convertible notes	—	839
Change in fair value of derivatives	558	—
Loss on early extinguishment of debt	3,251	—
Non-cash interest expense and amortization of debt discount and issuance costs	2,696	501
Changes in operating assets and liabilities:
Accounts receivable	(3,442)	—
Inventory	(2,622)	—
Prepaid expenses and other current assets	(2,295)	(3,542)
Accounts payable	(1,620)	1,070
Accrued liabilities	(1,394)	365
Operating lease	(520)	—
Net cash used in operating activities	$(52,978)	$(25,944)
Cash flows from investing activities:
Purchases of property and equipment	(215)	(116)
Net cash used in investing activities	$(215)	$(116)
Cash flows from financing activities:
Proceeds from deferred royalty obligation, net of issuance costs	48,418	—
Proceeds from issuance of long-term debt, net of issuance costs	47,440	—
Payments on long-term debt, including final payment	(32,853)	—
Proceeds from initial public offering, net of issuance costs	—	71,997
Proceeds from issuance of convertible notes	—	7,500
Proceeds from exercise of redeemable convertible preferred stock warrants	—	197
Proceeds from issuance of common stock upon exercise of stock options	198	219
Payment of deferred offering costs	(395)	—
Net cash provided by financing activities	$62,808	$79,913
Net increase in cash and cash equivalents	9,615	53,853
Cash — Beginning of period	88,212	7,095
Cash — End of period	$97,827	$60,948
Supplemental disclosures of cash flow information:
Right-of-use asset obtained in exchange for new operating lease liability	$3,583	$—
Recognition of derivative liabilities	1,905	—
Accrued inventory purchases	1,483	—
Purchase of property and equipment included in accounts payable and accrued liabilities	4	84
Accretion to redemption value on redeemable convertible preferred stock	—	129
Conversion of redeemable convertible preferred stock upon initial public offering	—	127,168
Issuance of common stock upon exchange / exercise of redeemable convertible preferred stock warrants upon initial public offering	—	2,677
Conversion of convertible notes into common stock upon initial public offering	—	8,393

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

The Company’s strategy is to pair its POD®, upper nasal delivery technology with well-understood therapeutics or other therapeutics where rapid vascular absorption is preferred to drive therapeutic benefit, improve patient outcomes, reduce drug development risk and expand the commercial opportunity within its target disease areas. The Company was incorporated under the laws of the State of Delaware on July 24, 2008, maintains its headquarters and principal operations in Seattle, Washington, and performs certain of its research and development activities in Australia. On April 20, 2022, the Company changed its name from Impel NeuroPharma, Inc. to Impel Pharmaceuticals Inc.

Liquidity and Capital Resources

From the Company’s inception through June 30, 2022, it has raised an aggregate of $392.8 million in proceeds from its initial public offering (“IPO”), follow-on public offering, proceeds pursuant to the Revenue Interest Financing Agreement (deferred royalty obligation) (“RIF”), sale and issuance of redeemable convertible preferred stock, convertible notes, debt and warrants. The Company currently has an effective shelf registration statement on Form S-3 ("2022 Shelf Registration Statement") on file with the Securities and Exchange Commission ("SEC"). The 2022 Shelf Registration Statement permits the offering, issuance and sale by the Company of up to an aggregate offering price of $200.0 million of common stock, preferred stock, debt securities, warrants, subscription rights and/or units in one or more offerings and in any combination, see Note 9 for additional details.

The Company had a cash and cash equivalents balance of $97.8 million as of June 30, 2022. Based upon the Company’s current operating plan, it estimates that its cash and cash equivalents as of June 30, 2022, are sufficient for the Company to fund operating, investing, and financing cash flow needs for at least one year from the issuance date of these interim financial statements. The Company may be required to raise additional capital to meet working capital needs associated with commercialization and research and development activities. If sufficient funds on acceptable terms are not available when needed, the Company could be required to reduce operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs or its commercialization plans for Trudhesa. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and rules and regulations of the SEC for interim financial reporting. The condensed consolidated financial statements include the operations of Impel Pharmaceuticals Inc., and its wholly owned Australian subsidiary. All intercompany balances and transactions have been eliminated upon consolidation.

The condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three and six months ended June 30, 2022 and 2021 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2022 and its results of operations and cash flows for the three and six months ended June 30, 2022 and 2021. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and six month periods are also unaudited. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2021 included in its Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to revenue recognition, inventory valuation, the fair values of derivative liabilities, common stock, stock-based compensation expense, convertible debt, deferred royalty obligation and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Segments

The Company’s chief operating decision maker is its Chairman and Chief Executive Officer. The Chairman and Chief Executive Officer reviews financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. Accordingly, the Company has determined that it operates in one segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of demand deposit accounts and deposits in short-term money market funds. At June 30, 2022 and December 31, 2021, cash consisted of cash in bank deposits held at financial institutions.

Accounts Receivable, net

The Company’s trade accounts receivable consists of amounts due from specialty pharmacies in the U.S. net of distribution service fees, prompt pay discounts and other adjustments. The Company's contracts with customers have standard payment terms that generally require payment within 45 days. The Company analyzes accounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers. As of June 30, 2022, the Company determined an allowance for doubtful accounts was not required based upon our review of contractual payment terms and individual customer circumstances. As of June 30, 2022, three customers accounted for 100% of the accounts receivable balance, with each of these individual customers ranging from 14% to 45% of the accounts receivable balance.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses were $1.9 million and $3.9 million for the three and six months ended June 30, 2022. The Company incurred $1.9 million and $3.1 million for the three and six months ended June 30, 2021 in preparation for the approval of Trudhesa.

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

The Company’s objective is to reflect the appropriate research and development expenses in its condensed consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines advance payments for research and development services and accrual estimates through discussion with applicable personnel and outside service providers as to the progress of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its advance payments and accrued expenses as of each balance sheet date in its condensed consolidated financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through June 30, 2022, there had been no material adjustments to the Company’s prior period estimates of advance payments and accruals for research and development expenses. The Company’s research and development advance payments and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Recent Accounting Pronouncements

In June 2016 the FASB issued Accounting Standard Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This introduces new methodology for recognition of credit losses - the current expected credit loss (“CECL”) method. The CECL method requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument, unless the company elects to recognize such instruments at fair value with changes in profit and loss. CECL is effective for the Company on January 1, 2023. The Company does not anticipate a material impact from the adoption of this new standard on its financial statements.

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

3. Fair Value Measurements

The following table summarizes the fair value of the Company’s financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$711	$711
Derivative liability - Deferred royalty obligation	—	—	1,600	1,600
Derivative liability - Oaktree term loan	—	—	863	863
Total financial liabilities	$—	$—	$3,174	$3,174

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$637	$637
Total financial liabilities	$—	$—	$637	$637

The following table summarizes the change in the fair value of the common stock warrant liabilities for the six months ended June 30, 2022 (in thousands):

Beginning balance as of December 31, 2021	$637
Changes in fair value	74
Ending balance as of June 30, 2022	$711

The following table summarizes the change in the estimated fair value of the Company’s derivative liabilities for the six months ended June 30, 2022 (in thousands):

Beginning balance as of December 31, 2021	$—
Initial fair value of derivative liability - Deferred royalty obligation	1,500
Initial fair value of derivative liability - Oaktree term loan	405
Change in fair value of derivatives	558
Ending balance as of June 30, 2022	$2,463

Fair values of the Company’s common stock warrants and the embedded derivative liability are based on significant inputs not observed in the market, and thus represent a Level 3 measurement.

Pursuant to the loan and security agreement with Oxford Finance LLC and Silicon Valley Bank, the Company issued common stock warrants (see Note 7). The Company's warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40 because the warrant provides for an adjustment to the exercise price upon an acquisition. The Warrants were measured at fair value at inception and are subsequently remeasured at each reporting date with changes in fair value recognized as a component of other income (expense), net in the condensed consolidated statement of operations and other comprehensive loss. The Company determined the fair value of the common stock warrants using the following assumptions as of June 30, 2022 using the Black-Scholes-Merton option pricing model based on significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Assumptions used included an expected term of 10 years, stock volatility of 81% and risk-free interest rate of 3.0% during the six months ended June 30, 2022.

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

The embedded derivative liability associated with our deferred royalty obligation (see Note 7) is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other expense, net. The assumptions used in the option pricing Monte Carlo simulation model include: (i) our estimates of the probability and timing of related events; (ii) the probability-weighted net sales of Trudhesa; (iii) our risk-adjusted discount rate; (iv) our cost of debt; and (v) the probability of a change in control occurring during the term of the instrument.

4. Balance Sheet Components

Inventory

Inventories consisted of the following:

	June 30, 2022	December 31, 2021
Finished goods	$3,460	$924
Raw materials	1,809	1,024
Work-in-process	1,660	876
Total inventories	$6,929	$2,824

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Other prepaids and current assets	$2,982	$898
Prepaid insurance	1,876	1,268
Tax refund receivable	24	22
Total prepaid expenses and other current assets	$4,882	$2,188

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$3,851	$5,392
Accrued sales discounts and allowances	2,529	449
Accrued professional services	1,414	2,004
Accrued other liabilities	1,249	1,029
Accrued construction in progress	—	76
Total accrued liabilities	$9,043	$8,950

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

In December 2021 the Company entered into a non-cancelable operating lease for 7,051 square feet of office space with an expiration date of October 31, 2022. The Company expected to occupy the temporary space for less than 12 months, the Company did not record a right-of-use asset and lease liability on its balance sheet for the temporary space. As of June 30, 2022, the remaining future minimum lease payments were less than $0.1 million through the expiration date of October 31, 2022.

In April 2022 the Company entered into a non-cancelable operating lease for 8,045 square feet of office space. Rent is payable monthly, increasing by approximately 2.5% each year. The term of the lease is 127 months, expecting to commence in the fourth quarter of 2022. Upon commencement, the Company will record a right-of-use asset and a lease liability on the Condensed Consolidated Balance Sheet.

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

As of June 30, 2022, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

June 30, 2022
Remaining 2022	$712
2023	1,366
2024	1,016
2025	157
Total undiscounted cash flows	3,251
Less: imputed interest	(188)
Total lease liabilities	3,063
Less: current portion	(1,276)
Lease liabilities	$1,787

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

June 30, 2022
Weighted average remaining lease term (years)	2.5
Weighted average discount rate	5.2%

Operating lease expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively. Variable lease expense was $0.1 million and $0.2 million for operating leases during the three and six months ended June 30, 2022. Rent expense recognized for short term leases was $0.1 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

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

The Company identified a number of embedded derivatives that require bifurcation from the term loan and that were separately accounted for in the consolidated financial statements as one compound derivative liability. Certain of these embedded features include change in control provisions and contingent rate increases. These embedded features met the criteria requiring these to be bifurcated because it was not clearly and closely related to the host instrument in accordance with ASC 815-15 and the derivative liability is presented separately in the condensed consolidated Balance sheet as of June 30, 2022. The fair value of the embedded derivative liabilities associated with the term loans was estimated using the discounted cash flow method under the income approach. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control (see Note 3 for additional details). The Company re-evaluates this assessment each reporting period. The initial recognition of the embedded derivative liability upon issuance of the Oaktree term loan was $0.4 million and at June 30, 2022, the fair value of the embedded derivative liability was $0.9 million.

In connection with the issuance of the term loan, the Company recorded debt discount and debt issuance costs of $2.9 million. The discount and issuance costs will be amortized over the life of the term loan. Interest expense for the three and six months ended June 30, 2022 was $1.4 million and $1.6 million, respectively, and is inclusive of non-cash amortization of the debt discount and debt issuance costs and accretion of final payment. The fair value of the term loan at June 30, 2022 was $46.7 million.

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

The Company evaluated the terms of the deferred royalty obligation and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company accounted for the transaction as long-term debt recorded at amortized cost using the effective interest method. The Company further evaluated the terms of the debt and determined that the Put Options under the RIF that are exercisable by Purchasers upon certain contingent events were determined to be embedded derivatives requiring bifurcation and separately accounted for as a single compound derivative instrument (see note 3). The Put Option has been determined to qualify as an embedded derivative under ASC 815-40. The embedded derivative and the deferred royalty obligation have been netted to result in a net embedded derivative liability and is classified as a Level 3 financial liability in the fair value hierarchy as of June 30, 2022. The Company determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 3, “Fair Value of Financial Instruments”. The Company recorded the initial fair value of the derivative liability of $1.5 million which is included in the deferred royalty obligation in the condensed consolidated balance sheet. The Company remeasures the derivative liability to fair value each reporting period until the termination of the RIF. At June 30, 2022 the fair value of the derivative liability is $1.6 million.

The effective interest rate as of June 30, 2022 was 17.4%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the debt as of June 30, 2022 and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the obligation and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success, and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the deferred royalty obligations and the effective interest rate. Non-cash interest expense recognized for the three and six months ended June 30, 2022 was $2.0 million and $2.4 million, respectively.

The carrying value of the deferred royalty obligation approximates the fair value at June 30, 2022 .

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

The term loans accrued interest at the greater of (i) 7.95% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR or (2) 0.11%, plus (b) 7.84% and are subject to a prepayment fee of 1.0% to 3.0% depending upon when the prepayment occurs. On repayment of the Term Loans, the Company was required to make a final payment fee to the Lenders equal to 6.5% of the original principal amount of the Term Loans. Interest expense for the three and six months ended June 30, 2022 was $0.7 million and is inclusive of non-cash amortization in the amount of $0.2 million related to the amortization of the debt issuance costs and accretion of final payment.

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

8. Redeemable Convertible Preferred Stock

Prior to its conversion to common stock in April 2021, the Company classified its redeemable convertible preferred stock as mezzanine equity on the condensed consolidated balance sheets as the shares were contingently redeemable with passage of time or upon deemed liquidation events, such as a change in control. As only the passage of time was required for Series B, C-1, C-2, C-3, and D preferred stock to become redeemable, the Company accreted the carrying value of the preferred stock shares to their redemption value, using the effective interest method, over the period from issuance to the earliest payment dates. With respect to Series A-1 and A-2, no accretion was recorded during the six months ended June 30, 2021, as a deemed liquidation event was not probable. Amounts recorded for the accretion of redeemable convertible preferred stock during the six months ended June 30, 2021 was $0.1 million. The accretion is recorded as a deemed dividend and a charge to additional paid-in capital.

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

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	June 30, 2022	December 31, 2021
Stock incentive plans	6,362,334	5,324,202
Exercise of common stock warrants	94,688	94,688
Total	6,457,022	5,418,890

Open Market Sales Agreement

In May 2022, the Company entered into a sales agreement with Cowen and Company, LLC, as a sales agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million through an at-the-market ("ATM") Program ("2022 ATM Program"), under the 2022 Shelf Registration Statement. As of June 30, 2022, the Company had not sold any shares under the Sales Agreement.

10. Stock Incentive Plans

As of June 30, 2022, the Company’s equity incentive plans authorized a total of 6,362,334 shares, of which 1,740,862 shares are available for future grant, and 4,621,472 shares are outstanding.

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

Effective January 1, 2022, the Company’s 2021 Plan and ESPP reserves increased by 1,156,153 shares and 231,230 shares, respectively. Changes in shares available for grant under the 2021 Plan during the six months ended June 30, 2022 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2021	1,216,719
2021 Plan reserve increase January 1, 2022	1,156,153
ESPP reserve increase January 1, 2022	231,230
Options and restricted units granted	(1,018,145)
Options and restricted units forfeited, cancelled, or expired	154,905
Shares available for grant at June 30, 2022	1,740,862

Stock-Based Compensation Expense

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$23	$—	$54	$—
Research and development	199	119	610	238
Selling, general and administrative	1,357	437	2,710	811
Total stock-based compensation expense	$1,579	$556	$3,374	$1,049

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

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares at June 30, 2022.

A summary of the Company’s stock option activity under its stock option plans was as follows (in thousands, except share and per share data and years):

	Options Outstanding
	Number of Options	Weighted -Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance — December 31, 2021	3,345,912	$7.91	8.1	$6,662,168
Authorized	—
Granted	1,018,145	9.48
Exercised	(73,251)	2.76
Cancelled	(154,905)	10.50
Balance — June 30, 2022	4,135,901	$8.29	8.1	$7,841,877
Exercisable — June 30, 2022	1,760,722	$6.08	6.9	$6,400,314

As of June 30, 2022, there was $13.8 million of total unrecognized compensation cost related to unvested options that are expected to vest. The cost is expected to be recognized over a weighted-average period of 3.0 years.

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	72.7%-73.4%	59.2%-85.5%	72.7%-73.4%	59.2%-85.5%
Risk-free interest rate	2.79% -3.33%	0.79%-0.86%	1.70% - 3.33%	0.42% - 0.92%
Expected dividends	—	—	—	—

Restricted Stock Units

The Company’s Restricted Stock Units ("RSUs") are considered non-vested share awards and require no payment from the employee. For each RSU, employees receive one share of common stock at the end of the vesting period. The employee can elect to receive the one share of common stock net of taxes or pay for taxes separately and receive the entire share. The fair value of a restricted stock unit award at the grant date is equal to the market price of the Company's common stock on the grant date. Compensation expense is recorded based on the market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the requisite service period. As of June 30, 2022, there was less than $0.1 million of total unrecognized compensation cost related to the Company's RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 0.3 years.

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

As of June 30, 2022, there was $2.5 million of total unrecognized compensation cost related to the Company's PSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 1.7 years. There were no PSUs that vested during the six months ended June 30, 2022.

The following table is a summary of the restricted stock unit activity for the six months ended June 30, 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested restricted stock outstanding as of December 31, 2021	10,571	$9.71	475,000	$9.33
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	—	—	—	—
Unvested restricted stock outstanding as of June 30, 2022	10,571	$9.71	475,000	$9.33

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

The Company’s effective tax rate for the three months and six months ended June 30, 2022 and 2021 differs from the U.S. statutory rate due to the U.S. valuation allowance and foreign income taxed at local statutory rates.

During the three and six months ended June 30, 2022, the Company reported U.S. pre-tax losses, consistent with prior years to date. The Company has not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that its U.S. deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against its U.S. deferred tax assets.

12. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the IRC. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax or after-tax basis. The Company makes discretionary matching contributions of up to 4% of a participating employee’s salary. For the three and six months ended June 30, 2022, the amount expensed under the plan was $0.2 million and $0.4 million respectively. For the three and six months ended June 30, 2021, the amount expensed under the plan was $0.1 million and $0.2 million respectively.

13. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2022	2021
Stock options to purchase common stock	4,135,901	2,709,710
Non-vested RSUs and PSUs	485,571	—
Warrants to purchase common stock	94,688	—
Redeemable convertible preferred stock on an as-converted basis	—	12,605,800
Redeemable convertible preferred stock warrants on an as-converted basis	—	229,034
Convertible notes on an as-converted basis		559,585
Total	4,716,160	16,104,129

14. Subsequent Events

ATM Equity Offering

In July 2022, the Company sold 542,500 shares of common stock at a weighted-average price per share of $9.25 pursuant to the 2022 ATM Program and received proceeds of approximately $4.5 million, net of commissions and fees.

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

We have retained all development and commercial rights to Trudhesa and each of our product candidates. Given the concentrated prescriber base of our target market for Trudhesa, we independently launched in October 2021. Trudhesa was launched with an initial sales force of 60 representatives and was recently expanded to approximately 90 representatives (through July 2022) to support our targeted launch strategy. We plan to increase the size of our Trudhesa field organization to approximately 120 representatives in early 2023. The sales team is supported by an established market access, medical affairs, marketing, and operations infrastructure. We anticipate independently commercializing our other product candidates, if approved, by establishing similar targeted sales teams supported by our existing infrastructure. Through June 30, 2022, there have been approximately 26,150 prescriptions of Trudhesa generated since launch and, based on third-party data, we believe Trudhesa accounts for approximately 4.3% of total branded acute migraine prescriptions among Trudhesa prescribers. Additionally, based on internal data, approximately 68% of new Trudhesa patients eligible for a refill have received a second prescription.

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

We have built out an internal research and development team and also used and plan to continue to use third-party contract research organizations, or CROs, to carry out our preclinical and clinical development. We rely on third-party contract manufacturing organizations, or CMOs, to manufacture and supply our clinical materials to be used during the development of our product candidates. These CMOs are currently manufacturing commercial stage POD devices for Trudhesa, which we also used for our Phase 1 clinical trial, our registration lots and our STOP301 trial. CMOs are currently manufacturing clinical stage POD devices for INP105 and INP107, which we expect to transition to a commercial stage POD device for pivotal studies and commercialization. The development work on the commercial stage POD device for INP105 is ongoing while the commercial formulation and drug production are scaled to commercial level. We initiated the CALM-201 study in July 2022 where the first subject had been dosed in a Phase 2a proof-of-concept study of INP105, nasal olanzapine, a widely used atypical, second-generation antipsychotic. Results are expected in the first half of 2023.

Through June 30, 2022, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock, proceeds pursuant to the Revenue Interest Financing Agreement, or our deferred royalty obligation, redeemable convertible preferred stock, warrants, debt and convertible notes. We have incurred significant operating losses to date. Our net losses were $52.2 million and $26.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $267.0 million and a cash balance of $97.8 million.

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

COVID-19

We are continuing to proactively monitor and assess the ongoing COVID-19 global pandemic. We have been monitoring the potential impact on our business that may result from this pandemic and to avoid any unnecessary potential delays to our programs. The safety and well-being of employees, patients and partners is our highest priority. To date, we have continued to operate without material impact on our business.

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

Financial Operations Overview

Product Revenues, Net

We began to recognize revenue from product sales, net of discounts and other adjustments, in September of 2021 in conjunction with the launch of Trudhesa. We fully launched Trudhesa in October of 2021 and will continue to evaluate trends related to revenue momentum for Trudhesa, including any discernible impacts of the COVID-19 pandemic. At launch we implemented our “bridge and co-pay savings” program which we believe provides an affordability solution for patients that enables higher physician prescribing. The program only provides assistance to commercially insured patients. Our data suggests these programs are playing an important role in supporting demand for Trudhesa.

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

Other Income (Expense), Net

Other income (expense), net, consists of interest earned on our cash, interest expense on our borrowings, and changes in the fair value of our stock warrant liabilities, derivatives, redeemable convertible preferred stock warrant liabilities and convertible notes, and loss on extinguishment of debt.

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following tables summarize our results of operations for the periods presented.

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Product revenue, net	$2,803	$—	$2,803
Cost of goods sold	1,737	—	1,737
Gross profit	1,066	—	1,066
Operating expenses:
Research and development	3,951	6,076	(2,125)
Selling, general and administrative	18,095	8,862	9,233
Total operating expenses	22,046	14,938	7,108
Loss from operations	(20,980)	(14,938)	(6,042)
Other income (expense), net	(4,224)	(544)	(3,680)
Loss before income taxes	(25,204)	(15,482)	(9,722)
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(25,204)	$(15,482)	$(9,722)

Product revenue, net

We recorded net product revenue in 2021 following FDA approval of Trudhesa in September 2021. We commenced shipments of Trudhesa during September 2021 and fully launched with a deployed sales force in October 2021. During the three months ended June 30, 2022, we recognized $2.8 million of net product revenue related to sales of Trudhesa. Sales allowances and accruals mostly consisted of co-pay card discounts, managed care rebates and distribution fees.

Cost of goods sold

Cost of goods sold of $1.7 million for the three months ended June 30, 2022 is related to conversion and packing costs incurred after FDA approval related to the cost of Trudhesa products sold, in addition to certain overhead costs.

Prior to receiving FDA approval for Trudhesa in September 2021, we recorded all costs incurred in the manufacture of Trudhesa to be sold upon commercialization as research and development expense. As a result, a portion of the manufacturing costs related to the Trudhesa build-up incurred before FDA approval were already expensed in a prior period, referred to as zero cost inventories, and are therefore excluded from the cost of goods sold in the three months ended June 30, 2022. We expect to sell the zero cost inventories within 2022.

Research and Development

Research and development expenses were $4.0 million for the three months ended June 30, 2022, compared to $6.1 million for the three months ended June 30, 2021. The decrease of $2.1 million was primarily due to (i) Trudhesa related costs which were expensed as research and development rather than commercial costs prior to FDA approval in the three months ended June 30, 2021 and (ii) decreased personnel related costs. These costs were partially offset by an increase in the clinical development of our product candidate, INP105 in the three months ended June 30, 2022 compared to the same period in 2021.

The following table summarizes the period-over-period change in research and development expenses by product candidate for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Program-specific costs:
Trudhesa	$770	$2,085	$(1,315)
INP105	804	592	212
Other programs	8	14	(6)
Total program-specific costs	1,582	2,691	(1,109)
Non program-specific costs:
Personnel-related	$2,148	$2,666	$(518)
Internal, overhead and other expenses	221	719	(498)
Total non program-specific costs	2,369	3,385	(1,016)
Total research and development expenses	$3,951	$6,076	$(2,125)

Selling, General and Administrative

Selling, general and administrative expenses were $18.1 million for the three months ended June 30, 2022, compared to $8.9 million for the three months ended June 30, 2021. The increase of $9.2 million was primarily due to increases in spending to support commercial sales of Trudhesa. Commercial operations and sales related expenses increased $6.5 million to $8.3 million in three months ended June 30, 2022 compared to the same period in 2021. Administrative expense increased $1.5 million to $4.4 million in three months ended June 30, 2022 compared to the same period in 2021 due to additional executive and finance/administration expense related to increased insurance costs and additional responsibilities as a public company. Non-cash share-based compensation expense was $1.4 million for the three months ended June 30, 2022, an increase of $0.9 million compared to the same period in 2021. The aforementioned increases were partially offset by lower marketing and market access costs.

Other Income (Expense), Net

Other income (expense), net was an expense of $4.2 million for the three months ended June 30, 2022, compared to expense of $0.5 million for the three months ended June 30, 2021. The increase in expense of $3.7 million was primarily due to an increase in interest expense related to our RIF and Oaktree term loan as well as an increase in the fair value of our embedded derivative.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following tables summarize our results of operations for the periods presented.

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Product revenue, net	$4,562	$—	$4,562
Cost of goods sold	2,770	—	2,770
Gross profit	1,792	—	1,792
Operating expenses:
Research and development	7,601	10,174	(2,573)
Selling, general and administrative	37,894	14,633	23,261
Total operating expenses	45,495	24,807	20,688
Loss from operations	(43,703)	(24,807)	(18,896)
Other income (expense), net	(8,471)	(1,966)	(6,505)
Loss before income taxes	(52,174)	(26,773)	(25,401)
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(52,174)	$(26,773)	$(25,401)

Product revenue, net

We recorded net product revenue in 2021 following FDA approval of Trudhesa in September 2021. We commenced shipments of Trudhesa during September 2021 and fully launched with a deployed sales force in October 2021. During the six months ended June

30, 2022, we recognized $4.6 million of net product revenue related to sales of Trudhesa. Sales allowances and accruals mostly consisted of co-pay card discounts, managed care rebates and distribution fees.

Cost of goods sold

Cost of goods sold of $2.8 million for the six months ended June 30, 2022 is related to conversion and packing costs incurred after FDA approval related to the cost of Trudhesa products sold, in addition to certain overhead costs.

Prior to receiving FDA approval for Trudhesa in September 2021, we recorded all costs incurred in the manufacture of Trudhesa to be sold upon commercialization as research and development expense. As a result, a portion of the manufacturing costs related to the Trudhesa build-up incurred before FDA approval were already expensed in a prior period, referred to as zero cost inventories, and are therefore excluded from the cost of goods sold in the six months ended June 30, 2022. We expect to sell the zero cost inventories within 2022.

Research and Development

Research and development expenses were $7.6 million for the six months ended June 30, 2022, compared to $10.2 million for the six months ended June 30, 2021. The decrease of $2.5 million was primarily due to (i) Trudhesa related costs which were expensed as research and development rather than commercial costs prior to FDA approval in the six months ended June 30, 2021 and (ii) decreased personnel related costs. These costs were partially offset by an increase in the clinical development of our product candidate, INP105 in the six months ended June 30, 2022 compared to the same period in 2021.

The following table summarizes the period-over-period change in research and development expenses by product candidate for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Program-specific costs:
Trudhesa	$1,238	$3,240	$(2,002)
INP105	1,441	686	755
Other programs	11	28	(17)
Total program-specific costs	2,690	3,954	(1,264)
Non program-specific costs:
Personnel-related	$4,501	$5,256	$(755)
Internal, overhead and other expenses	410	964	(554)
Total non program-specific costs	4,911	6,220	(1,309)
Total research and development expenses	$7,601	$10,174	$(2,573)

Selling, General and Administrative

Selling, general and administrative expenses were $37.9 million for the six months ended June 30, 2022, compared to $14.6 million for the six months ended June 30, 2021. The increase of $23.3 million was primarily due to increases in spending to support commercial sales of Trudhesa. Commercial operations and sales related expenses increased $12.9 million to $16.1 million in the six months ended June 30, 2022 compared to the same period in 2021. Marketing and market access expense increased $2.3 million to $8.0 million in the six months ended June 30, 2022 compared to the same period in 2021. Non-cash share-based compensation expense was $2.7 million for the six months ended June 30, 2022, an increase of $1.9 million compared to the same period in 2021. The remaining increase was due to additional executive and finance/administration expense due to increased insurance costs and additional responsibilities as a public company.

Other Income (Expense), Net

Other income (expense), net was an expense of $8.5 million for the six months ended June 30, 2022, compared to expense of $2.0 million for the six months ended June 30, 2021. The increase in expense of $6.5 million was primarily due to (i) an increase in interest expense on our borrowings of $3.6 million primarily related to the RIF, Oaktree term loan and the Oxford and Silicon Valley Bank (SVB) Term Loan, (ii) a charge of $3.3 million for the loss on early extinguishment of debt related to the payoff of the Oxford and SVB Term Loan (iii) a change in the fair value of our embedded derivatives of $0.6 million, partially offset by a decrease in the change in the fair value of our convertible notes of $0.8 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Through June 30, 2022, we have funded our operations primarily through the issuance of common stock, proceeds pursuant to the RIF, convertible promissory notes, redeemable convertible preferred stock, debt, and warrants with aggregate proceeds of $392.8 million. As of June 30, 2022, we had available cash and cash equivalents of $97.8 million and an accumulated deficit of $267.0 million.

We have an effective shelf registration statement on Form S-3 filed with the SEC in May 2022, or the 2022 Shelf Registration, pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units from time to time and at prices and on terms that we may determine. In May 2022, we entered into a sales agreement with Cowen and Company, LLC, as a sales agent, pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million through an at-the-market, or Program, under the 2022 Shelf Registration. In July 2022, we sold 542,500 shares of common stock at a weighted-average price per share of $9.25 pursuant to the 2022 ATM Program and received proceeds of approximately $4.5 million, net of commissions and fees.

Based upon our current operating plan, we estimate that our cash and cash equivalents as of June 30, 2022, are together sufficient for us to fund operating, investing, and financing cash flow needs for at least one year from the issuance date of our interim financial statements. If sufficient funds on acceptable terms are not available when needed, we could be required to reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs or planned product launch plans. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve its intended business objectives.

Cash Flows

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(52,978)	$(25,944)
Cash used in investing activities	(215)	(116)
Cash provided by financing activities	62,808	79,913
Net increase (decrease) in cash and cash equivalents	$9,615	$53,853

Cash Flows From Operating Activities

For the six months ended June 30, 2022, cash used in operating activities was $53.0 million, which consisted of a net loss of $52.2 million and a net change of $11.9 million in operating assets and liabilities, predominantly offset by $11.1 million in non-cash charges. The net change in our operating assets was primarily due to an increase in accounts receivables, inventories, prepaid assets, accrued liabilities and accounts payable. The non-cash charges primarily consisted of a loss on early extinguishment of debt, stock-based compensation, depreciation, amortization of debt discount and issuance costs, and a change in the fair value of our warrant and derivative liabilities.

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

Cash Flows From Investing Activities

For the six months ended June 30, 2022, and 2021, cash used in investing activities of $0.2 million and $0.1 million, respectively, was related to purchases of property and equipment.

Cash Flows From Financing Activities

For the six months ended June 30, 2022, cash provided by financing activities was $62.8 million, consisting primarily of net proceeds received from the Oaktree Financing and Revenue Interest Financing resulting in proceeds of $95.8 million, net of debt issuance costs and discount, partially offset by the repayment of the Oxford and Silicon Valley Bank loan of $32.9 million including the final payment and prepayment fee.

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
•
We are a commercial-stage biopharmaceutical company with a limited operating history and have incurred net losses since our inception. We anticipate that we will continue to incur substantial operating losses for the foreseeable future and we may never achieve or sustain profitability.
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

Risks Related to Our Financial Position and Need for Additional Capital

We are a commercial-stage biopharmaceutical company with a limited operating history and have incurred net losses since our inception. We anticipate that we will continue to incur substantial operating losses for the foreseeable future and we may never achieve or sustain profitability.

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

We have incurred significant net losses since our inception. Our net losses were $52.2 million and $76.5 million for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $267.0 million. We cannot predict when or whether we will become profitable and we may never be able to develop or commercialize our product candidates. Our losses have resulted principally from costs incurred in our product candidate discovery and development activities. We expect to incur net losses for the foreseeable future.

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

To become and remain profitable, we must significantly grow prescriptions and market share for Trudhesa, successfully develop our product candidates, obtain regulatory approval for them, and manufacture, market and sell those product candidates for which we may obtain regulatory approval. We may not succeed in these activities and we may never generate revenue from product sales that are significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business for any reason, including as a result of the ongoing COVID-19 pandemic. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations.

We will require substantial additional financing to achieve our goals and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of June 30, 2022, we had $97.8 million of cash and cash equivalents. We believe that we will continue to expend substantial resources for the foreseeable future as we prepare for the commercialization of Trudhesa, develop additional product candidates, continue clinical trials for our existing product candidates and pursue commercialization of our product candidates, if approved. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we suffer any delays in our planned clinical trials for our current product candidates. We expect to incur additional costs associated with operating as a public company, hiring additional personnel and potentially expanding our facilities.

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

In addition, the FDA has required labeling restrictions on the patients and uses of Trudhesa and we anticipate similar labeling restrictions may be required on our other product candidates that may be approved by the FDA, including but not limited to contraindications for use in certain populations. For example, upper nasal space drug delivery may not be appropriate for use by patients with certain pre-existing conditions, such as chronic rhinitis with or without nasal polyposis or anatomical nasal obstruction.

If we are unable to maintain and expand commercial distribution capabilities, we may not be successful in commercializing our product candidates if and when they are approved.

We plan to expand our sales and marketing infrastructure for Trudhesa to further penetrate the migraine market with Trudhesa or by marketing our other product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and retaining a sales force is expensive and time consuming and challenges could impact the trajectory and performance of a product.

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

For our product candidates, we are aware of the following competing efforts:

•
Trudhesa. Approved acute treatments for migraine include triptans, gepants, lasmiditan and alternative formulations of DHE, such as Migranal, (which is administered intranasally). Some of these competitor products have been launched. Some of these competitors are also developing product candidates that utilize alternative routes of administration, including Biohaven Pharmaceuticals, Inc. (to be acquired by Pfizer Inc.), Amneal Pharmaceuticals, Inc., Satsuma Pharmaceuticals, Inc. and Zosano Pharma Corporation, whose product candidates use nasal pumps or other drug delivery technologies.
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

We rely entirely on third parties for the manufacturing of Trudhesa and our other product candidates that we develop for nonclinical studies and clinical trials and expect to continue to do so for commercialized products. If we encounter difficulties in negotiating manufacturing and supply agreements with third-party manufacturers and suppliers of our POD device and the active ingredients in Trudhesa, INP105 and INP107, our ability to commercialize our other product candidates, if approved, would be impaired.

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

We rely on CROs and other third parties to assist in managing, monitoring and otherwise carrying out nonclinical and clinical trials for our product candidates. We compete with many other companies for the resources of these third parties. Any disruption in supply from any supplier or manufacturing location, including on account of the ongoing COVID-19 pandemic, could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects. Further, the third parties on whom we rely generally may terminate their engagements at any time. Having to enter into alternative arrangements would delay development and commercialization of our product candidates.

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

We initiated the CALM-201 study in July 2022. Any of our future clinical trials may not be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include:

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

The ongoing COVID-19 global pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, potential waves or cycles of the pandemic or new virus variants, and the actions to contain the virus or treat its impact. For example, ineffective or uncoordinated vaccine deployment in the future or other responses to COVID-19, the emergence of more virulent or infectious variants of the virus, or limitations on vaccine availability could risk increasing the duration and severity of the pandemic, which could have various negative impacts on our business, the extent of which we cannot fully predict.

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

The ongoing COVID-19 pandemic could have an adverse impact on our commercial launch plans for Trudhesa due to future government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures in response to rising infections and deaths which may result in limiting our ability to hire additional sales force resources, conduct necessary trainings of such sales force and attending and presenting at various conferences or other programs. Even though Trudhesa has been approved by the FDA, future government-imposed orders may also result in patients not visiting their healthcare providers or their pharmacies to get their prescriptions filled, in-person interactions by sales and medical representatives in healthcare settings may be suspended, and any remote interactions may be less effective than in-person interactions. In addition, due to the prioritization of healthcare resources toward pandemic efforts, even remote interactions may not be possible. These factors could have an adverse impact on our business and our ability to effectively commercialize Trudhesa.

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

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material adverse effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets and the trading prices of pharmaceutical companies have been highly volatile as a result of the ongoing COVID-19 pandemic, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the global effort to control COVID-19 infections could materially and adversely affect our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the ongoing COVID-19 pandemic, the FDA has postponed some inspections and continues to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, has resumed prioritized domestic inspections, such as pre-approval and surveillance inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA continues to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA Good Manufacturing Practices, the FDA may not be able to continue its current inspection pace or be unable to complete required inspections during the review period, or the review timelines could be extended. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through June 30, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We are highly dependent on members of our senior management, including Adrian Adams, our Chairman and Chief Executive Officer, John Hoekman, Ph.D., our Chief Technology and Development Officer and one of our founders, John Leaman, M.D., our Chief Financial and Business Officer, Leonard S. Paolillo, our Chief Commercial Officer, and Stephen Shrewsbury M.B. ChB., our Chief Medical Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. Also, each of these persons may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Our information technology systems, and those of our contractors, service providers and consultants, may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, as well as employee, vendor, or contractor errors or malfeasance. As part of our business, we and our contractors and consultants maintain large amounts of confidential information, including non-public personal information on patients and our employees. Breaches in security and other information security events and incidents, including from ransomware, other malicious code, and other cyberattacks, could result in interruption to our systems and operations, or those of our contractors, consultants or our respective service providers, and the loss, unavailability, and unauthorized modification, use, acquisition or disclosure of information, including information subject to intellectual property protection or for which the loss or other compromise of such information may lead to the loss of intellectual property protection. Any such breach or other incident may result in significant costs to remediate and otherwise respond, including efforts to analyze, correct, eliminate, remediate or secure the work around infrastructure relating to deficiencies in our systems or our security measures, recover and validate data, and to address any applicable legal or contractual obligations. Further, any actual or perceived breach in security or security incident may result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, delays in regulatory filings and approvals, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results. Like many businesses, we have been in the past, and may again be in the future, subject to phishing attacks. In 2018 we experienced a successful phishing attack. While we were able to swiftly contain and remediate this incident, without a material impact to our business, there can be no assurances that we will be able to defend against or successfully remediate any such attacks that may occur in the future. Further, companies have experienced an increase in phishing and social engineering attacks from third parties, including in connection with the ongoing COVID-19 pandemic. Also, due to the ongoing COVID-19 pandemic, the majority of our employees continue to work remotely as of June 30, 2022. As a result, we may have increased cybersecurity and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we have implemented IT controls to reduce the risk of a cybersecurity or data security breach or incident, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees working remotely. While we expect to implement and maintain appropriate information security policies and systems in order to prevent unauthorized loss, unavailability, modification, use or disclosure of confidential information, including non-public personal information and other information relating to individuals, there can be no assurance that any such loss, unavailability, modification, use or disclosure will not occur. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we make improvements to our systems, policies and processes to prevent further breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause. Each of these could require us to divert substantial resources.

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
•
natural disasters and other calamities; and
•
general economic uncertainty and capital markets disruptions, in particular with rising interest rates, inflation and geopolitical instability due to the ongoing military conflict in Ukraine.

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

As of June 30, 2022, our executive officers, directors and their respective affiliates owned a substantial portion of our voting stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Further, occurrences of epidemics or pandemics, depending on their scale, may result in damage to the national and local economies within our geographic area. Global economic conditions may be disrupted by widespread outbreaks of infectious or contagious diseases, and such disruption may adversely affect clinical development plans. See “Risk Factors—The ongoing COVID-19 pandemic, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including through disruption to our planned clinical trials, supply chains, business operations and commercialization efforts for Trudhesa and our other product candidates.”

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Sales Agreement, dated May 16, 2022, by and between the Registrant and Cowen and Company LLC	S-3	333-264987	1.2	5/16/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Impel Pharmaceuticals Inc.
Date: August 15, 2022	By:	/s/ Adrian Adams
Adrian Adams
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ John Leaman
John Leaman, M.D
Chief Financial and Business Officer (Principal Financial and Accounting Officer)