Form 10-Q
period 2022-09-30
IMPEL PHARMACEUTICALS INC
filed 2022-11-14
CIK 1445499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of November 8, 2022 was 23,739,313.

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
•
general macroeconomic conditions, and any related impacts from rising inflation, interest rates or geopolitical conflict;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheet

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$79,731	$88,212
Trade receivables, net	6,129	1,352
Inventory	8,622	2,824
Prepaid expenses and other current assets	4,794	2,188
Total current assets	99,276	94,576
Property and equipment, net	2,776	3,149
Operating lease right-of-use assets	2,933	—
Other assets	187	187
Total assets	$105,172	$97,912
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$4,751	$6,367
Accrued liabilities	11,743	8,950
Current portion of deferred royalty obligation	1,765	—
Current portion of operating lease liability	1,346	—
Common stock warrant liability	358	637
Total current liabilities	19,963	15,954
Operating lease liability, net of current portion	1,584	—
Derivative liability	1,890	—
Deferred royalty obligation, net of current portion	56,662	—
Long-term debt	47,362	29,450
Total liabilities	127,461	45,404
Commitments and contingencies (Note 5)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized: none issued	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 23,739,313 and 23,037,298 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	24	23
Additional paid-in capital	275,756	267,283
Accumulated deficit	(298,069)	(214,798)
Total stockholders’ (deficit) equity	(22,289)	52,508
Total liabilities and stockholders’ (deficit) equity	$105,172	$97,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue, net	$3,082	$91	$7,644	$91
Cost of goods sold	1,508	250	4,277	250
Gross profit	1,574	(159)	3,367	(159)
Operating expenses:
Research and development	3,155	5,929	10,756	16,103
Selling, general and administrative	19,659	16,338	57,553	30,971
Total operating expenses	22,814	22,267	68,309	47,074
Loss from operations	(21,240)	(22,426)	(64,942)	(47,233)
Other income (expense), net :
Interest income (expense), net	(3,192)	(2,420)	(11,069)	(3,471)
Other income (expense), net	(6,665)	(175)	(7,260)	(1,090)
Total other income (expense), net	(9,857)	(2,595)	(18,329)	(4,561)
Loss before income taxes	(31,097)	(25,021)	(83,271)	(51,794)
Provision (benefit) for income taxes	—	—	—	—
Net loss and comprehensive loss	$(31,097)	$(25,021)	$(83,271)	$(51,794)
Accretion on redeemable convertible preferred stock	—	—	—	129
Net loss attributable to common stockholders	$(31,097)	$(25,021)	$(83,271)	$(51,923)
Net loss per share attributable to common stockholders, basic and diluted	$(1.31)	$(1.24)	$(3.57)	$(4.42)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	23,709,546	20,150,990	23,345,946	11,746,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — December 31, 2021	23,123,062	$23	$267,283	$(214,798)	$52,508
Stock-based compensation expense	—	—	1,795	—	1,795
Issuance of common stock upon the exercise of stock options	50,235	—	149	—	149
Net loss and comprehensive loss	—	—	—	(26,970)	(26,970)
Balance — March 31, 2022	23,173,297	$23	$269,227	$(241,768)	$27,482
Stock-based compensation expense	—	—	1,579	—	1,579
Issuance of common stock upon the exercise of stock options	23,016	—	53	—	53
Net loss and comprehensive loss	—	—	—	(25,204)	(25,204)
Balance — June 30, 2022	23,196,313	$23	$270,859	$(266,972)	$3,910
Stock-based compensation expense	—	—	565	—	565
Issuance of common stock upon the exercise of stock options	500	—	1	—	1
Issuance of common stock, net of issuance costs	542,500	1	4,331	—	4,332
Net loss and comprehensive loss	—	—	—	(31,097)	(31,097)
Balance — September 30, 2022	23,739,313	$24	$275,756	$(298,069)	$(22,289)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — December 31, 2020	202,009,981	$127,039	755,478	$—	$4,762	$(138,262)	$(133,500)
Accretion to redemption value on redeemable convertible preferred stock	—	129	—	—	(129)	—	(129)
Stock-based compensation expense	—	—	—	—	493	—	493
Issuance of common stock upon the exercise of stock options	—	—	8,095	—	18	—	18
Net loss and comprehensive loss	—	—	—	—	—	(11,291)	(11,291)
Balance — March 31, 2021	202,009,981	$127,168	763,573	$—	$5,144	$(149,553)	$(144,409)
Proceeds from initial public offering, net of underwriters' discounts and commissions of $5.6 million and issuance costs of $2.4 million	—	—	5,333,334	5	71,992	—	71,997
Issuance of common stock upon exercise of warrants for cash	—	—	23,887	—	377	—	377
Issuance of common stock upon net exercise of warrants upon initial public offering	—	—	37,628	—	734	—	734
Issuance of common stock upon exchange of Avenue warrant	—	—	107,663	—	1,763	—	1,763
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(202,009,981)	(127,168)	12,605,800	13	127,155	—	127,168
Conversion of convertible notes into common stock at initial public offering	—	—	559,585	1	8,392	—	8,393
Stock-based compensation expense	—	—	—	—	556	—	556
Issuance of common stock upon the exercise of stock options	—	—	39,444	—	201	—	201
Net loss and comprehensive loss	—	—	—	—	-	(15,482)	(15,482)
Balance — June 30, 2021	—	$—	19,470,914	$19	$216,314	$(165,035)	$51,298
Proceeds from follow-on public offering, net of underwriters' discounts and commissions of $2.8 million and issuance costs of $0.6 million	—	—	3,450,000	4	48,312	—	48,316
Stock-based compensation expense	—	—	—		978	—	978
Issuance of common stock upon the exercise of stock options	—	—	116,384	—	315	—	315
Net loss and comprehensive loss	—	—	—	—	—	(25,021)	(25,021)
Balance — September 30, 2021	—	$—	23,037,298	$23	$265,919	$(190,056)	$75,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(83,271)	$(51,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	895	775
Non-cash lease expense	846	—
Non-cash interest expense and amortization of debt discount and issuance costs	4,386	603
Stock-based compensation	3,939	2,027
Loss on early extinguishment of debt	3,251	1,993
Change in fair value of derivatives	7,585	—
Change in fair value of warrant liabilities	(279)	222
Change in fair value of convertible notes	—	839
Write-down of inventory to net realizable value	—	98
Changes in operating assets and liabilities:
Accounts receivable	(4,777)	(981)
Inventory	(4,702)	(1,646)
Prepaid expenses and other current assets	(2,605)	(3,308)
Other assets	—	187
Accounts payable	(1,616)	4,296
Accrued liabilities	1,541	3,519
Operating lease	(849)	—
Net cash used in operating activities	$(75,656)	$(43,170)
Cash flows from investing activities:
Purchases of property and equipment	(365)	(264)
Net cash used in investing activities	$(365)	$(264)
Cash flows from financing activities:
Proceeds from deferred royalty obligation, net of issuance costs	48,418	—
Proceeds from issuance of long-term debt, net of issuance costs	47,440	—
Payments on long-term debt, including final payment	(32,853)	—
Proceeds from initial public offering, net of issuance costs	—	71,997
Proceeds from issuance of convertible notes	—	7,500
Proceeds from follow-on public offering, net of issuance costs	—	48,316
Proceeds from issuance of long-term debt	—	19,083
Proceeds from exercise of redeemable convertible preferred stock warrants	—	197
Proceeds from issuance of common stock upon exercise of stock options	203	535
Proceeds from issuance of common stock, net of issuance costs	4,332	—
Net cash provided by financing activities	$67,540	$147,628
Net increase in cash and cash equivalents	(8,481)	104,194
Cash — Beginning of period	88,212	7,095
Cash — End of period	$79,731	$111,289
Supplemental disclosures of cash flow information:
Right-of-use asset obtained in exchange for new operating lease liability	$3,779	$—
Recognition of derivative liabilities	1,905	—
Recognition of fair value of warrant liabilities issued in connection with issuance of debt	—	751
Accrued inventory purchases	1,096	—
Purchase of property and equipment included in accounts payable and accrued liabilities	157	90
Accretion to redemption value on redeemable convertible preferred stock	—	129
Conversion of redeemable convertible preferred stock upon initial public offering	—	127,168
Issuance of common stock upon exchange / exercise of redeemable convertible preferred stock warrants upon initial public offering	—	2,677
Conversion of convertible notes into common stock upon initial public offering	—	8,393

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

Liquidity and Capital Resources

From the Company’s inception through September 30, 2022, it has raised an aggregate of $397.8 million in proceeds from the issuance of its common stock, proceeds pursuant to the Revenue Interest Financing Agreement (deferred royalty obligation) (“RIF”), sale and issuance of redeemable convertible preferred stock, convertible notes, debt and warrants. The Company currently has an effective shelf registration statement on Form S-3 ("2022 Shelf Registration Statement") on file with the Securities and Exchange Commission ("SEC"). The 2022 Shelf Registration Statement permits the offering, issuance and sale by the Company of up to an aggregate offering price of $200.0 million of common stock, preferred stock, debt securities, warrants, subscription rights and/or units in one or more offerings and in any combination, see Note 9 for additional details.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a cash and cash equivalents balance of $79.7 million as of September 30, 2022. Based upon the Company’s current operating plan, it estimates that its cash and cash equivalents as of September 30, 2022, are insufficient for the Company to fund operating, investing, and financing cash flow needs for the twelve months subsequent to the issuance date of these financial statements. Accordingly, based on its recurring losses from operations, expected operating expenses going forward, and the need to raise additional capital to finance its future operations, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern. The Company plans to address this condition through additional equity or debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions. To the extent that we may need to raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If sufficient funds on acceptable terms are not available when needed, we could be required to reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives. The accompanying financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2022 and 2021 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments except for the reversal of Performance Stock Unit expense discussed in Note 10, necessary to present fairly the Company’s consolidated financial position as of September 30, 2022 and its results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2021 included in its Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to revenue recognition, inventory valuation, the fair values of derivative liabilities, common stock, stock-based compensation expense, deferred royalty obligation and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Segments

The Company’s chief operating decision maker is its Chairman and Chief Executive Officer. The Chairman and Chief Executive Officer reviews financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. Accordingly, the Company has determined that it operates in one segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of demand deposit accounts and deposits in short-term money market funds. At September 30, 2022 and December 31, 2021, cash consisted of cash in bank deposits held at financial institutions.

Accounts Receivable, net

Accounts receivable, net related to product sales, which are recorded in accounts receivable, net on the consolidated balance sheets, were approximately $6.1 million and $1.4 million as of September 30, 2022 and December 31, 2021, respectively. The Company's contracts with customers have standard payment terms that generally require payment within 45 days. The Company analyzes accounts that are past due for collectability, and periodically evaluates the creditworthiness of its customers. As of September 30, 2022, the Company determined an allowance for doubtful accounts was not required based upon our review of contractual payment terms and individual customer circumstances.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Product Revenue, Net

Subsequent to its regulatory approval in the United States in September 2021, the Company began to sell Trudhesa in the United States. The product is distributed through an exclusive third-party logistics, or 3PL, distribution agent that does not take title to the product. The 3PL distributes Trudhesa to the Company's customers, a specialty pharmacy and specialty distributors (collectively referred to as "customers"), who then distribute the product to health care providers and patients. In our exclusive distribution agreement with the 3PL company, the Company acts as principal because we retain control of the product.

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

Convertible Notes

In March 2021, the Company issued convertible promissory notes to various investors for an aggregate amount of $7.5 million. As permitted under Accounting Standards Codification ("ASC") 825, Financial Instruments ("ASC 825"), the Company elected the fair value option for recognition of the convertible notes. The Company elected the fair value option to allow the Company to eliminate the burden of complying with the requirements for derivative accounting. Under the fair value option, the convertible notes were remeasured at fair value in each reporting period until their conversion in April 2021, with changes in the fair value recognized in the Company’s condensed consolidated statement of operations as other income (expense), net. Accrued interest on the convertible notes is recorded in interest income (expense), net. The notes were automatically converted into shares of the Company’s common stock upon the closing of the initial public offering ("IPO") in April 2021.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses were $1.5 million and $5.0 million for the three and nine months ended September 30, 2022. The Company incurred $4.7 million and $8.9 million for the three and nine months ended September 30, 2021 in preparation for the launch of Trudhesa.

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

The Company’s objective is to reflect the appropriate research and development expenses in its condensed consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of its research and development efforts. The Company determines advance payments for research and development services and accrual estimates through discussion with applicable personnel and outside service providers as to the progress of clinical trials, or other services completed. The Company adjusts its rate of research and development expense recognition if actual results differ from its estimates. The Company makes estimates of its advance payments and accrued expenses as of each balance sheet date in its condensed consolidated financial statements based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2022, there had been no material adjustments to the Company’s prior period estimates of advance payments and accruals for research and development expenses. The Company’s research and development advance payments and accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense for stock options and restricted stock unit awards on a straight-line basis over the requisite service period. The Company records compensation expense for restricted stock unit awards subject to performance-based milestone vesting over the remaining implicit service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date. The Company’s stock-based compensation costs for stock options are based upon the grant date fair value of options estimated using the Black-Scholes-Merton option pricing model. This model utilizes as inputs the estimated fair value of the underlying common stock at the measurement date, the estimated term of the stock options (weighted-average period of time that the options granted are expected to be outstanding), risk-free interest rates, expected dividends, and the expected volatility of the Company’s common stock. The Company has elected to recognize forfeitures of share-based payment awards as they occur.

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

3. Fair Value Measurements

The following table summarizes the fair value of the Company’s financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$358	$358
Derivative liability - Deferred royalty obligation	—	—	7,600	7,600
Derivative liability - Oaktree term loan	—	—	1,890	1,890
Total financial liabilities	$—	$—	$9,848	$9,848

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$637	$637
Total financial liabilities	$—	$—	$637	$637

The following table summarizes the change in the fair value of the common stock warrant liabilities for the nine months ended September 30, 2022 (in thousands):

Beginning balance as of December 31, 2021	$637
Changes in fair value	(279)
Ending balance as of September 30, 2022	$358

The following table summarizes the change in the estimated fair value of the Company’s derivative liabilities for the nine months ended September 30, 2022 (in thousands):

Beginning balance as of December 31, 2021	$—
Initial fair value of derivative liability - Deferred royalty obligation	1,500
Initial fair value of derivative liability - Oaktree term loan	405
Change in fair value of derivatives	7,585
Ending balance as of September 30, 2022	$9,490

Fair values of the Company’s common stock warrants and the embedded derivative liability are based on significant inputs not observed in the market, and thus represent a Level 3 measurement.

Pursuant to the loan and security agreement with Oxford Finance LLC and Silicon Valley Bank, the Company issued common stock warrants (see Note 7). The Company's warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40 because the warrant provides for an adjustment to the exercise price upon an acquisition. The Warrants were measured at fair value at inception and are subsequently remeasured at each reporting date with changes in fair value recognized as a component of other income (expense), net in the condensed consolidated statement of operations and other comprehensive loss. The Company determined the fair value of the common stock warrants using the following assumptions as of September 30, 2022 using the Black-Scholes-Merton option pricing model based on significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Assumptions used included an expected term of 10 years, stock volatility of 88% and risk-free interest rate of 3.9% during the nine months ended September 30, 2022.

The senior secured loan agreement and related security agreement with Oaktree Fund Administration, LLC, or the Oaktree Loan and Security Agreement, contains embedded derivatives requiring bifurcation as a derivative instrument. The derivative liability related to the Oaktree term loan is recorded and accounted for separately in the consolidated financial statements as one compound derivative liability, see Note 7 for additional details. The fair value of the embedded derivative liabilities associated with the term loans was estimated using a probability weighted discounted cash flow model to measure the fair value. This involves significant Level 3 inputs and assumptions including an (i) estimated probability and timing of a change in control (ii) our risk-adjusted discount rate.

The embedded derivative liability associated with our deferred royalty obligation (see Note 7) is measured at fair value using an option pricing Monte Carlo simulation model and is netted with the deferred royalty obligation in the consolidated financial statements. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other expense, net. The assumptions used in the option pricing Monte Carlo simulation model include:(i) the probability-weighted net sales of Trudhesa; (ii) our risk-adjusted discount rate; (iii) our cost of debt; and (iv) the probability of a change in control occurring during the term of the instrument. The effect of an increase or decrease of 5% of the probability of a change in control, which is a significant unobservable input into the fair value estimate, would result in a gain of $1.2 million or a loss of $1.2 million, respectively. The increase in the embedded derivative liability at September 30, 2022 was based on changes in (a) the amount and timing of future royalty payments and (b) expectations of timing and probability of occurrence of a change in control.

4. Balance Sheet Components

Inventory

Inventories consisted of the following:

	September 30, 2022	December 31, 2021
Finished goods	$3,554	$924
Raw materials	2,777	1,024
Work-in-process	2,291	876
Total inventories	$8,622	$2,824

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Other prepaids	$2,740	$793
Prepaid insurance	1,257	1,268
Other current assets	772	105
Tax refund receivable	25	22
Total prepaid expenses and other current assets	$4,794	$2,188

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$5,259	$5,392
Accrued sales discounts and allowances	3,103	449
Accrued professional services	2,860	2,004
Accrued other liabilities	521	1,029
Accrued construction in progress	—	76
Total accrued liabilities	$11,743	$8,950

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

In December 2021 the Company entered into a non-cancelable operating lease for 7,051 square feet of office space with an expiration date of October 31, 2022. The Company expected to occupy the temporary space for less than 12 months, the Company did not record a right-of-use asset and lease liability on its balance sheet for the temporary space. As of September 30, 2022, the remaining future minimum lease payments were less than $0.1 million through the expiration date of October 31, 2022.

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

Commercial Fleet Leases

During 2022, the Company took delivery of a portion of its commercial car fleet for its salesforce. Each commercial fleet lease has a term of 12 months including options to renew for a total of 54 months, we believe a total of 36 months is deemed reasonable to exercise. In addition, the Company can terminate the vehicle leases at any time without a significant penalty. For the discount rate used in the commercial fleet lease, the Company used the weighted-average rate implicit in the commercial fleet leases.

As of September 30, 2022, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

September 30, 2022
Remaining 2022	$378
2023	1,441
2024	1,080
2025	198
Total undiscounted cash flows	3,097
Less: imputed interest	(167)
Total lease liabilities	2,930
Less: current portion	(1,346)
Lease liabilities	$1,584

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

September 30, 2022
Weighted average remaining lease term (years)	2.3
Weighted average discount rate	5.3%

Operating lease expense was $0.3 million and $1.0 million for the three and nine months ended September 30, 2022, respectively. Variable lease expense was $0.1 million and $0.3 million for operating leases during the three and nine months ended September 30, 2022. Rent expense recognized for short term leases was $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.1 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.

7. Long-Term Obligations

Oaktree Loan and Security Agreement

On March 17, 2022 (“Closing Date”), the Company entered into a senior secured loan agreement and related security agreements (“Senior Credit Agreement”) with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) under which it borrowed $50.0 million.

The term loan has a maturity date of March 17, 2027, initially bearing interest at the Secured Overnight Financing Rate (“SOFR”) + 8.75% (with a SOFR floor of 1.00%). Once Trudhesa achieves at least $125.0 million in net sales, interest will step down to SOFR + 8.00% (with a SOFR floor of 1.00%). The Company is required to make quarterly interest-only payments until the fourth anniversary of the Closing Date, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Prepayments of the loan, in whole or in part, will be subject to early prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 2.0% of the aggregate principal amount of the loans funded under the Senior Credit Agreement. The Senior Credit Agreement contains customary representations, warranties and events of default. If the Company defaults under its Senior Credit Agreement, the lenders may accelerate all of the Company's repayment obligations and take control of its pledged assets. The lenders could declare the Company in default under its debt obligation upon the occurrence of any event that the lenders interpret as having a material adverse effect as defined under the Senior Credit Agreement and the Revenue Interest Financing Agreement, thereby requiring the Company to repay the loans immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Among other loan covenant requirements, the Senior Credit Agreement also requires the Company to provide an audit opinion of its annual financial statements not subject to any "going concern" or like qualification or exception in addition to maintaining a minimum $12.5 million unrestricted cash balance at all times.

The Company identified a number of embedded derivatives that require bifurcation from the term loan and that were separately accounted for in the consolidated financial statements as one compound derivative liability. Certain of these embedded features include change in control provisions and contingent rate increases. These embedded features met the criteria requiring these to be bifurcated because it was not clearly and closely related to the host instrument in accordance with ASC 815-15 and the derivative liability is presented separately in the condensed consolidated Balance sheet as of September 30, 2022. The fair value of the embedded derivative liabilities associated with the term loans was estimated using the discounted cash flow method under the income approach. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control (see Note 3 for additional details). The Company re-evaluates this assessment each reporting period. The initial recognition of the embedded derivative liability upon issuance of the Oaktree term loan was $0.4 million and at September 30, 2022, the fair value of the embedded derivative liability was $1.9 million.

In connection with the issuance of the term loan, the Company recorded debt discount and debt issuance costs of $2.9 million. The discount and issuance costs will be amortized over the life of the term loan. Interest expense for the three and nine months ended September 30, 2022 was $1.6 million and $3.1 million, respectively, and is inclusive of non-cash amortization of the debt discount and debt issuance costs and accretion of final payment. The fair value of the term loan at September 30, 2022 was $45.7 million.

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

The Company evaluated the terms of the deferred royalty obligation and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company accounted for the transaction as long-term debt recorded at amortized cost using the effective interest method. The Company further evaluated the terms of the debt and determined that the Put Options under the RIF that are exercisable by Purchasers upon certain contingent events were determined to be embedded derivatives requiring bifurcation and separately accounted for as a single compound derivative instrument (see note 3). The Put Option has been determined to qualify as an embedded derivative under ASC 815-40. The embedded derivative and the deferred royalty obligation have been netted to result in a net embedded derivative liability and is classified as a Level 3 financial liability in the fair value hierarchy as of September 30, 2022. The Company determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 3, “Fair Value of Financial Instruments”. The Company recorded the initial fair value of the derivative liability of $1.5 million which is included in the deferred royalty obligation in the condensed consolidated balance sheet. The Company remeasures the derivative liability to fair value each reporting period until the termination of the RIF. At September 30, 2022 the fair value of the derivative liability is $7.6 million.

The effective interest rate as of September 30, 2022 was 14.0%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the debt as of September 30, 2022 and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the obligation and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success, and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the deferred royalty obligations and the effective interest rate. Non-cash interest expense recognized for the three and nine months ended September 30, 2022 was $1.8 million and $4.1 million, respectively. The fair value of the deferred royalty obligation at September 30, 2022 is $44.8 million.

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

The term loans accrued interest at the greater of (i) 7.95% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR or (2) 0.11%, plus (b) 7.84% and are subject to a prepayment fee of 1.0% to 3.0% depending upon when the prepayment occurs. On repayment of the Term Loans, the Company was required to make a final payment fee to the Lenders equal to 6.5% of the original principal amount of the Term Loans. Interest expense for the three and nine months ended September 30, 2022 was $0.7 million and is inclusive of non-cash amortization in the amount of $0.2 million related to the amortization of the debt issuance costs and accretion of final payment.

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

8. Redeemable Convertible Preferred Stock

Prior to its conversion to common stock in April 2021, the Company classified its redeemable convertible preferred stock as mezzanine equity on the condensed consolidated balance sheets as the shares were contingently redeemable with passage of time or upon deemed liquidation events, such as a change in control. As only the passage of time was required for Series B, C-1, C-2, C-3, and D preferred stock to become redeemable, the Company accreted the carrying value of the preferred stock shares to their redemption value, using the effective interest method, over the period from issuance to the earliest payment dates. With respect to Series A-1 and A-2, no accretion was recorded during the nine months ended September 30, 2021, as a deemed liquidation event was not probable. Amounts recorded for the accretion of redeemable convertible preferred stock during the nine months ended September 30, 2021 was $0.1 million. The accretion is recorded as a deemed dividend and a charge to additional paid-in capital.

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

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	September 30, 2022	December 31, 2021
Stock incentive plans	6,361,834	5,324,202
Exercise of common stock warrants	94,688	94,688
Total	6,456,522	5,418,890

Open Market Sales Agreement

In May 2022, the Company entered into a sales agreement with Cowen and Company, LLC, as a sales agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million through an at-the-market ("ATM") Program ("2022 ATM Program"), under the 2022 Shelf Registration Statement. As of September 30, 2022, the Company sold 542,500 shares of common stock at a weighted-average price per share of $9.25 pursuant to the 2022 ATM Program and received proceeds of approximately $4.3 million, net of commissions and fees.

10. Stock Incentive Plans

As of September 30, 2022, the Company’s equity incentive plans authorized a total of 6,361,834 shares, of which 1,594,561 shares are available for future grant, and 4,767,273 shares are outstanding.

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

Effective January 1, 2022, the Company’s 2021 Plan and ESPP reserves increased by 1,156,153 shares and 231,230 shares, respectively. Changes in shares available for grant under the 2021 Plan during the nine months ended September 30, 2022 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2021	1,216,719
2021 Plan reserve increase January 1, 2022	1,156,153
ESPP reserve increase January 1, 2022	231,230
Options and restricted units granted	(1,216,145)
Options and restricted units forfeited, cancelled, or expired	206,604
Shares available for grant at September 30, 2022	1,594,561

Stock-Based Compensation Expense

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$(8)	$—	$46	$—
Research and development	8	201	618	439
Selling, general and administrative	565	777	3,275	1,588
Total stock-based compensation expense	$565	$978	$3,939	$2,027

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

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common shares for those stock options that had exercise prices lower than the fair value of the Company's common shares at September 30, 2022.

A summary of the Company’s stock option activity under its stock option plans was as follows (in thousands, except share and per share data and years):

	Options Outstanding
	Number of Options	Weighted -Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance — December 31, 2021	3,345,912	$7.91	8.1	$6,662,168
Authorized	—
Granted	1,216,145	9.27
Exercised	(73,751)	2.76
Cancelled	(206,604)	10.32
Balance — September 30, 2022	4,281,702	$8.27	7.9	$1,944,068
Exercisable — September 30, 2022	2,065,880	$6.62	6.9	$1,867,097

As of September 30, 2022, there was $13.2 million of total unrecognized compensation cost related to unvested options that are expected to vest. The cost is expected to be recognized over a weighted-average period of 2.9 years.

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	72.5%-74.5%	74.4%-75.2%	72.5%-74.5%	59.2%-85.5%
Risk-free interest rate	2.90% -3.45%	0.81%-0.94%	1.70% - 3.45%	0.42% - 0.94%
Expected dividends	—	—	—	—

Restricted Stock Units

The Company’s Restricted Stock Units ("RSUs") are considered non-vested share awards and require no payment from the employee. For each RSU, employees receive one share of common stock at the end of the vesting period. The employee can elect to receive the one share of common stock net of taxes or pay for taxes separately and receive the entire share. The fair value of a restricted stock unit award at the grant date is equal to the market price of the Company's common stock on the grant date. Compensation expense is recorded based on the market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the requisite service period. As of September 30, 2022, there was less than $0.1 million of total unrecognized compensation cost related to the Company's RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 0.3 years.

During 2021, the Compensation Committee of the Board of Directors approved the Trudhesa Launch Equity Incentive Plan for awards of performance-based restricted stock units ("PSUs") to certain senior executives of the Company. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. These awards may be earned upon the completion of two-year performance periods ending December 31, 2022, and December 31, 2023. Whether units are earned at the end of the performance period will be determined based on the achievement of certain revenue targets over the performance period. The PSUs also include a performance objective relating to total shareholder return (“TSR”). TSR reflects the change in the value of the Company’s common stock over each performance period. Depending on the revenue achieved and the TSR during the two-year performance periods, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 125% of the Target Shares granted for the 2022 performance period and 0% to 150% of the Target Shares granted for the 2023 performance period.

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

As of September 30, 2022, the Company does not expect these PSUs to vest, therefore there was no unrecognized compensation expense. There were no PSUs that vested during the nine months ended September 30, 2022.

The following table is a summary of the restricted stock unit activity for the nine months ended September 30, 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested restricted stock outstanding as of December 31, 2021	10,571	$9.71	475,000	$9.33
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	—	—	—	—
Unvested restricted stock outstanding as of September 30, 2022	10,571	$9.71	475,000	$9.33

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

The Company’s effective tax rate for the three months and nine months ended September 30, 2022 and 2021 differs from the U.S. statutory rate due to the U.S. valuation allowance and foreign income taxed at local statutory rates.

During the three and nine months ended September 30, 2022, the Company reported U.S. pre-tax losses, consistent with prior years to date. The Company has not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that its U.S. deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against its U.S. deferred tax assets.

12. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the IRC. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax or after-tax basis. The Company makes discretionary matching contributions of up to 4% of a participating employee’s salary. For the three and nine months ended September 30, 2022, the amount expensed under the plan was $0.2 million and $0.6 million respectively. For the three and nine months ended September 30, 2021, the amount expensed under the plan was $0.1 million and $0.3 million respectively.

13. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
Stock options to purchase common stock	4,281,702	3,236,254
Non-vested RSUs and PSUs	485,571	—
Warrants to purchase common stock	94,688	94,688
Total	4,861,961	3,330,942

14. Subsequent Events

Recovery of Drug Application Fee

In November 2020, the Company paid the FDA an application fee of $2.9 million for a new drug application related to Trudhesa. The Company had previously requested a small business waiver for the application fee, which was denied by the FDA. The Company requested that the FDA reconsider the waiver request and in October 2022, upon further review the FDA granted the Company its waiver request. As a result the Company expects to receive the full $2.9 million fee by the FDA in the fourth quarter of 2022.

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

We have retained all development and commercial rights to Trudhesa and each of our product candidates. Given the concentrated prescriber base of our target market for Trudhesa, we independently launched in October 2021. Trudhesa was launched with an initial sales force of 60 representatives and was recently expanded to approximately 90 representatives to support our targeted launch strategy. We plan to increase the size of our Trudhesa field organization to approximately 120 representatives in early 2023. The sales team is supported by an established market access, medical affairs, marketing, and operations infrastructure. We anticipate independently commercializing our other product candidates, if approved, by establishing similar targeted sales teams supported by our existing infrastructure. Through September 30, 2022, there have been approximately 42,775 prescriptions of Trudhesa generated since launch and, based on third-party data, we believe Trudhesa accounts for approximately 5.2% of total branded acute migraine prescriptions among over 2,000 unique Trudhesa prescribers since launch. Additionally, based on internal data, approximately 67% of new Trudhesa patients eligible for a refill have received a second prescription.

In April 2022, we presented additional post-hoc analyses from the pivotal Phase 3 STOP 301 trial at the American Academy of Neurology annual meeting. This post hoc analysis detailed the exploratory efficacy data of Trudhesa treatment over 24 weeks based on acute medications used prior to Trudhesa. This analysis suggests that Trudhesa is an effective treatment for migraine patients who have previously used a variety of acute therapies. A second post hoc analysis aimed to determine if early treatment response to Trudhesa could predict response over consecutive migraine attacks. This analysis found that patients who self-report mild or no pain at two hours for their first three Trudhesa-treated migraine attacks are substantially likely (>89%) to respond to subsequent Trudhesa treatment and those with no or mild pain for their first two Trudhesa treated migraine attacks were also likely (>75%) to respond to subsequent Trudhesa treatment. We believe these results suggest that if Trudhesa provides pain relief for the first two to three migraine attacks, it is likely a patient will respond to Trudhesa with long-term use.

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

Through September 30, 2022, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock, proceeds pursuant to the Revenue Interest Financing Agreement, or our deferred royalty obligation, redeemable convertible preferred stock, warrants, debt and convertible notes. We have incurred significant operating losses to date. Our net losses were $83.3 million and $51.9 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $298.1 million and a cash balance of $79.7 million.

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

Financial Operations Overview

Product Revenues, Net

We began to recognize revenue from product sales, net of discounts and other adjustments, in September of 2021 in conjunction with the launch of Trudhesa. We fully launched Trudhesa in October of 2021 and will continue to evaluate trends related to revenue momentum for Trudhesa. At launch we implemented our “bridge and co-pay savings” program which we believe provides an affordability solution for patients that enables higher physician prescribing. The program only provides assistance to commercially insured patients. Our data suggests these programs are playing an important role in supporting demand for Trudhesa.

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

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following tables summarize our results of operations for the periods presented.

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Product revenue, net	$3,082	$91	$2,991
Cost of goods sold	1,508	250	1,258
Gross profit	1,574	(159)	1,733
Operating expenses:
Research and development	3,155	5,929	(2,774)
Selling, general and administrative	19,659	16,338	3,321
Total operating expenses	22,814	22,267	547
Loss from operations	(21,240)	(22,426)	1,186
Other income (expense), net	(9,857)	(2,595)	(7,262)
Loss before income taxes	(31,097)	(25,021)	(6,076)
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(31,097)	$(25,021)	$(6,076)

Product revenue, net

We recorded net product revenue in 2021 following FDA approval of Trudhesa in September 2021. We commenced shipments of Trudhesa during September 2021 and fully launched with a deployed sales force in October 2021. During the three months ended September 30, 2022, we recognized $3.1 million of net product revenue related to sales of Trudhesa compared to $0.1 million for the three months ended September 30, 2021. Sales allowances and accruals mostly consisted of the bridge and co-pay savings program discounts, managed care rebates and distribution fees.

Cost of goods sold

Cost of goods sold of $1.5 million for the three months ended September 30, 2022 compared to $0.3 million for the three months ended September 30, 2021 is related to manufacturing, conversion and packing costs incurred after FDA approval related to the cost of Trudhesa products sold, in addition to certain overhead costs.

Prior to receiving FDA approval for Trudhesa in September 2021, we recorded all costs incurred in the manufacture of Trudhesa to be sold upon commercialization as research and development expense. As a result, a portion of the manufacturing costs related to the Trudhesa build-up incurred before FDA approval were already expensed in a prior period, referred to as zero cost inventories, and are therefore excluded from the cost of goods sold in the three months ended September 30, 2022 and September 30, 2021. We expect to sell the remaining zero cost inventories in the fourth quarter of 2022.

Research and Development

Research and development expenses were $3.2 million for the three months ended September 30, 2022, compared to $5.9 million for the three months ended September 30, 2021. The decrease of $2.8 million was primarily due to Trudhesa related costs which were expensed as research and development rather than commercial costs prior to FDA approval in September 2021 and decreased personnel related costs. These costs were partially offset by an increase in the clinical development of our product candidate, INP105 in the three months ended September 30, 2022 compared to the same period in 2021.

The following table summarizes the period-over-period change in research and development expenses by product candidate for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Program-specific costs:
Trudhesa	$574	$2,484	$(1,910)
INP105	605	939	(334)
Other programs	3	—	3
Total program-specific costs	1,182	3,423	(2,241)
Non program-specific costs:
Personnel-related	$1,810	$2,655	$(845)
Internal, overhead and other expenses	163	(149)	312
Total non program-specific costs	1,973	2,506	(533)
Total research and development expenses	$3,155	$5,929	$(2,774)

Selling, General and Administrative

Selling, general and administrative expenses were $19.7 million for the three months ended September 30, 2022, compared to $16.3 million for the three months ended September 30, 2021. The increase of $3.4 million was primarily due to increases in spending to support commercial sales of Trudhesa. Commercial operations and sales related expenses increased $5.4 million to $10.8 million in three months ended September 30, 2022 compared to the same period in 2021. This increase was partially offset by lower marketing & market access costs which decreased by $2.4 million to $4.4 million in three months ended September 30, 2022 and decreased share-based compensation expense of $0.2 million to $0.6 million for the three months ended September 30, 2022.

Other Income (Expense), Net

Other income (expense), net was an expense of $9.9 million for the three months ended September 30, 2022, compared to expense of $2.6 million for the three months ended September 30, 2021. The increase in expense of $7.3 million was primarily due to an increase in the fair value of the Term Loan and RIF derivatives of $7.0 million related to changes in (i) the amount and timing of future royalty payments and (ii) expectations of timing and probability of occurrence of a change in control, and an increase of $0.8 million of interest expense related to our RIF and Oaktree term loan. These increases were partially offset by a decrease in the value of common stock warrants of $0.4 million.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following tables summarize our results of operations for the periods presented.

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Product revenue, net	$7,644	$91	$7,553
Cost of goods sold	4,277	250	4,027
Gross profit	3,367	(159)	3,526
Operating expenses:
Research and development	10,756	16,103	(5,347)
Selling, general and administrative	57,553	30,971	26,582
Total operating expenses	68,309	47,074	21,235
Loss from operations	(64,942)	(47,233)	(17,709)
Other income (expense), net	(18,329)	(4,561)	(13,768)
Loss before income taxes	(83,271)	(51,794)	(31,477)
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(83,271)	$(51,794)	$(31,477)

Product revenue, net

We recorded net product revenue in 2021 following FDA approval of Trudhesa in September 2021. We commenced shipments of Trudhesa during September 2021 and fully launched with a deployed sales force in October 2021. During the nine months ended September 30, 2022, we recognized $7.6 million of net product revenue related to sales of Trudhesa compared to $0.1 million for the nine months ended September 30, 2021. Sales allowances and accruals mostly consisted of the bridge and co-pay savings program discounts, managed care rebates and distribution fees.

Cost of goods sold

Cost of goods sold of $4.3 million for the nine months ended September 30, 2022 compared to $0.3 million for the nine months ended September 30, 2021 is related to manufacturing, conversion and packing costs incurred after FDA approval related to the cost of Trudhesa products sold, in addition to certain overhead costs.

Prior to receiving FDA approval for Trudhesa in September 2021, we recorded all costs incurred in the manufacture of Trudhesa to be sold upon commercialization as research and development expense. As a result, a portion of the manufacturing costs related to the Trudhesa build-up incurred before FDA approval were already expensed in a prior period, referred to as zero cost inventories, and are therefore excluded from the cost of goods sold in the nine months ended September 30, 2022 and September 30, 2021. We expect to sell the remaining zero cost inventories in the fourth quarter of 2022.

Research and Development

Research and development expenses were $10.8 million for the nine months ended September 30, 2022, compared to $16.1 million for the nine months ended September 30, 2021. The decrease of $5.3 million was primarily due to Trudhesa related costs which were expensed as research and development rather than commercial costs prior to FDA approval in September 2021 and decreased personnel related costs. These costs were partially offset by an increase in the clinical development of our product candidate, INP105 in the nine months ended September 30, 2022 compared to the same period in 2021.

The following table summarizes the period-over-period change in research and development expenses by product candidate for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Program-specific costs:
Trudhesa	$1,752	$5,725	$(3,973)
INP105	2,045	1,625	420
Other programs	14	28	(14)
Total program-specific costs	3,811	7,378	(3,567)
Non program-specific costs:
Personnel-related	$6,311	$7,911	$(1,600)
Internal, overhead and other expenses	634	814	(180)
Total non program-specific costs	6,945	8,725	(1,780)
Total research and development expenses	$10,756	$16,103	$(5,347)

Selling, General and Administrative

Selling, general and administrative expenses were $57.6 million for the nine months ended September 30, 2022, compared to $31.0 million for the nine months ended September 30, 2021. The increase of $26.6 million was primarily due to increases in spending to support commercial sales of Trudhesa. Commercial operations and sales related expenses increased $19.1 million to $25.9 million in the nine months ended September 30, 2022 compared to the same period in 2021 due to the timing of the commercial launch and expansion of the sales force. Administrative expenses increased $4.1 million to $12.8 million in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increased insurance, personnel, facilities and professional fees. Non-cash share-based compensation expense was $3.3 million for the nine months ended September 30, 2022, an increase of $2.0 million compared to the same period in 2021.

Other Income (Expense), Net

Other income (expense), net was an expense of $18.3 million for the nine months ended September 30, 2022, compared to expense of $4.6 million for the nine months ended September 30, 2021. The increase in expense of $13.7 million was primarily due to (i) an increase in the fair value of our RIF and Term Loan derivatives of $7.6 million related to changes in (a) the amount and timing of future royalty payments and (b) expectations of timing and probability of occurrence of a change in control, partially offset by an increase in the value of stock warrants, (ii) an increase in our interest expense of $6.3 million related to our borrowings under the RIF, Oaktree term loan and the Oxford and Silicon Valley Bank (SVB) Term Loan and (iii) an increase of $1.3 million for the loss on early extinguishment of debt in connection with the payoff of the Oxford and SVB Term Loan. These increase were partially offset by a decrease in the value of common stock warrants of $1.3 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Through September 30, 2022, we have funded our operations primarily through the issuance of common stock, proceeds pursuant to the RIF, convertible promissory notes, redeemable convertible preferred stock, debt, and warrants with aggregate proceeds of $397.8 million. As of September 30, 2022, we had available cash and cash equivalents of $79.7 million and an accumulated deficit of $298.1 million.

We have an effective shelf registration statement on Form S-3 filed with the SEC in May 2022, or the 2022 Shelf Registration, pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units from time to time and at prices and on terms that we may determine. In May 2022, we entered into a sales agreement with Cowen and Company, LLC, as a sales agent, pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million through an at-the-market program or the 2022 ATM program under the 2022 Shelf Registration. In July 2022, we sold 542,500 shares of common stock at a weighted-average price per share of $9.25 pursuant to the 2022 ATM Program and received proceeds of approximately $4.5 million, net of commissions and fees.

Based upon our current operating plan, we estimate that our cash and cash equivalents as of September 30, 2022, are insufficient for us to fund operating, investing, and financing cash flow needs for the twelve months subsequent to the issuance date of these financial statements as of and for the period ended September 30, 2022. Accordingly, based on our recurring losses from operations, operating expenses going forward, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern. We plan to address this condition through additional equity or debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions. To the extent that we may need to raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If sufficient funds on acceptable terms are not available when needed, we could be required to reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs or our commercialization plans for Trudhesa. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objectives. Our unaudited condensed consolidated financial statements as of and for the period ended September 30, 2022 do not include any adjustments that might result from the unfavorable outcome of this uncertainty.

Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(75,656)	$(43,170)
Cash used in investing activities	(365)	(264)
Cash provided by financing activities	67,540	147,628
Net increase (decrease) in cash and cash equivalents	$(8,481)	$104,194

Cash Flows From Operating Activities

For the nine months ended September 30, 2022, cash used in operating activities was $75.7 million, which consisted of a net loss of $83.3 million and a net change of $13.0 million in operating assets and liabilities, predominantly offset by $20.6 million in non-cash charges. The net change in our operating assets was primarily due to an increase in accounts receivables, inventories, prepaid assets, and accounts payable. The non-cash charges primarily consisted of a change in the fair value of our derivative liabilities, stock-based compensation, loss on early extinguishment of debt, depreciation and amortization, and amortization of debt discount and issuance costs.

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

Cash Flows From Investing Activities

For the nine months ended September 30, 2022, and 2021, cash used in investing activities of $0.4 million and $0.3 million, respectively, was related to purchases of property and equipment.

Cash Flows From Financing Activities

For the nine months ended September 30, 2022, cash provided by financing activities was $67.5 million, consisting primarily of net proceeds received from the Oaktree Financing and Revenue Interest Financing resulting in proceeds of $95.9 million, net of debt issuance costs and discount and proceeds of $4.3 million from the issuance of common stock under the 2022 ATM Program partially offset by the repayment of the Oxford and Silicon Valley Bank loan of $32.9 million including the final payment and prepayment fee.

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

Funding Requirements

We require cash to fund operating expenses, including research and development expenditures and commercialization expenses for Trudhesa. We incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to Trudhesa. We plan to continue to incur research and development expenses for the foreseeable future as we continue clinical trials and move further into product candidate development. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through a combination of equity or debt financings.

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
•
our ability to establish strategic transactions;
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

We have incurred significant net losses since our inception. Our net losses were $83.3 million and $76.7 million for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $298.1 million. We cannot predict when or whether we will become profitable and we may never be able to develop or commercialize our product candidates. Our losses have resulted principally from costs incurred in our product candidate discovery and development activities. We expect to incur net losses for the foreseeable future.

Our financial position will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic transactions, or additional grants. If we are required by the U.S. Food and Drug Administration, or FDA, or any equivalent foreign regulatory authority, to perform clinical trials or studies in addition to those we currently expect to conduct, including if foreign clinical trial data are not accepted by the FDA, or if there are any delays in completing the clinical trials of our product candidates, our expenses could increase substantially. Although we have recently received approval for Trudhesa, the resulting revenue from its commercialization may not enable us to achieve profitability. Even if we obtain regulatory approval to market additional product candidates, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

We expect continued net losses as we commercialize Trudhesa, continue our development of, and seek regulatory approvals for, our other product candidates, and begin to commercialize other approved products as well as if we hire additional personnel, protect our intellectual property and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical studies and trials, associated manufacturing needs, commercialization activities if our other product candidates are approved and our expenditures on other research and development activities.

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

As of September 30, 2022, we had $79.7 million of cash and cash equivalents. Based upon our current operating plan, we estimate that our cash and cash equivalents as of September 30, 2022, are insufficient for us to fund operating, investing, and financing cash flow needs for twelve months subsequent to the issuance date of the financial statements included in this Quarterly Report on Form 10-Q and accordingly, we have determined that there is substantial doubt about our ability to continue as a going concern. We believe that we will continue to expend substantial resources for the foreseeable future as we continue the commercialization of Trudhesa, develop additional product candidates, continue clinical trials for our existing product candidates and pursue commercialization of our product candidates, if approved. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Our costs will increase if we suffer any delays in our planned clinical trials for our current product candidates. Our forecast of the period of time through which our financial reserves will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

We will need to raise additional funds to fund our operations. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing or distribution arrangements. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to continue to commercialize Trudhesa and our other product candidates if approved.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on unfavorable terms to our business.

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. For example, our loan agreement with Oaktree includes covenants requiring us to provide an audit opinion of our annual financial statements that is not subject to any “going concern” or like qualification or exception and requires us to maintain a minimum $12.5 million unrestricted cash balance at all times. Further, our loan agreement with Oaktree is secured by a lien on substantially all of our assets, and our revenue interest financing agreement Oaktree is secured by accounts receivable arising from net sales of Trudhesa and our intellectual property relating to Trudhesa. If we raise additional funds through strategic partnerships or royalty monetization agreements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product candidates, or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•
variation in the level of expense related to the commercialization of Trudhesa or any other product candidates which may receive regulatory approval;
•
quarterly fluctuations in product sales or Trudhesa or any other product candidates which may receive regulatory approval;
•
variations in the level of expense related to the ongoing development of our product candidates or future development programs;
•
results of nonclinical and clinical trials, or the addition or termination of clinical trials or funding support by us, or existing or future collaborators or licensing partners;
•
our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;
•
any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•
strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•
the level of demand for Trudhesa, and any of our other product candidates should they receive approval, and market acceptance and demand for such product candidates which may vary significantly;
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

Trudhesa, and any other product candidates for which we receive regulatory approval in the future, may not gain market acceptance among physicians, health care payors, patients and the medical community. There are several approved acute treatments for migraine currently on the market, including triptans, calcitonin gene-related peptides antagonists, or gepants, lasmiditan and alternative formulations of DHE, such as Migranal, which is also administered intranasally. All of these will be competitive with Trudhesa and our level of market acceptance of Trudhesa for the acute treatment for migraine may be lower than we expect. Market acceptance of Trudhesa or any other approved product candidates depends on a number of factors, including:

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

We have recently expanded, and may in the future further expand, our sales and marketing infrastructure for Trudhesa to further penetrate the migraine market with Trudhesa or by marketing our other product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and retaining a sales force is expensive and time consuming and challenges could impact the trajectory and performance of a product.

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

For our product candidates, we are aware of the following competing efforts:

•
Trudhesa. Approved acute treatments for migraine include triptans, gepants, lasmiditan and alternative formulations of DHE, such as Migranal, (which is administered intranasally). Some of these competitor products have been launched. Some of these competitors are also developing product candidates that utilize alternative routes of administration, including Biohaven Pharmaceuticals, Inc. (a wholly-owned subsidiary of Pfizer Inc.), Amneal Pharmaceuticals, Inc., Satsuma Pharmaceuticals, Inc. and Zosano Pharma Corporation, whose product candidates use nasal pumps or other drug delivery technologies.
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

The FDA and comparable foreign regulatory authorities require compliance with regulations and standards, including good clinical practice, or GCP, for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct many of our clinical trials, they are not our employees, and we are responsible for ensuring that each of these clinical trials is conducted in accordance with our general investigational plan, protocol and other requirements. Our reliance on these third parties for clinical research and development activities will reduce our control over these activities but will not relieve us of our responsibilities.

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

Our reliance on third parties reduces our control over our product candidate development activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. For example, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to current good manufacturing practice, or cGMP and the Quality System Regulation, or QSR, and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or QSR or maintain a compliance status acceptable to the FDA or other regulatory authorities or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, our third-party manufacturers will be subject to periodic inspections by the FDA and other regulatory authorities, and failure to comply with cGMP or QSR could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including request a recall or seize product candidates, total or partial suspension of production, suspension of clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of product candidates, injunction, imposing civil penalties or pursuing criminal prosecution.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to INP105 and INP 107, our furthest advanced product candidates under clinical development, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing approval of drugs in the United States requires the submission of a new drug application, or NDA to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing, and controls, or CMC, and cGMP, at the manufacturing facilities. Further, our product candidates must be approved by comparable regulatory authorities in other jurisdictions where we intend to market our product candidates prior to commercialization.

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

Although the active ingredients in our other product candidate, INP105, are approved and commonly used as treatment for agitation associated with ASD, they have not previously been approved or demonstrated to be safe for repeat intermittent use over an extended period of time using an upper nasal space drug delivery. Any future NDA submissions may propose to bridge Listed Drugs, or LDs, for which we have conducted a comparative bioavailability study. The approval of Trudhesa or our prior clinical results for our product candidates are not necessarily indicative of our ability to bridge to LD for future product candidates, as there can be significant variability in results between different clinical trials due to numerous factors, including the pharmacokinetics or pharmacodynamics of different drugs, changes in trial procedures, differences in the size and type of patient populations, including across geographies, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants. If we are not able to establish a bridge between a product candidate and each LD upon which it relies to demonstrate that such reliance is justified, we may be required to show safety and efficacy through one or more clinical trials. In addition, the long-term safety studies we are conducting or plan to conduct may reveal safety concerns, including with regard to nasal mucosa or olfactory function. If either or both of these outcomes occur, we may be prevented or delayed in obtaining marketing approval.

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
•
delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
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
•
failure to perform clinical trials in accordance with the FDA’s GCP or applicable regulatory guidelines in other countries;
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

Even though Trudhesa was approved through the Section 505(b)(2) regulatory pathway, we cannot assure you that nonclinical studies or clinical trials that we have conducted or that we currently anticipate conducting will be sufficient for approval or that we will receive the requisite or timely approvals for commercialization of any other product candidate. Although the Section 505(b)(2) pathway allows us to rely in part on the FDA’s prior findings of safety or efficacy for approved LDs or on published literature, the FDA may determine that prior findings by the FDA or the published literature that we believe supports the safety or efficacy of one or more of our product candidates is insufficient or not applicable to our application or that additional studies will need to be conducted. To the extent that we are relying on the Section 505(b)(2) regulatory pathway based on the approval of an LD for a similar indication, the FDA may require that we include in the labeling of such our other product candidates, if approved, some or all of the safety information that is included in the labeling of the approved LD. Our approved labeling for Trudhesa includes the safety information included in the labeling of the approved LD used for our Trudhesa NDA, as well as the efficacy information for the LD, including a boxed warning. Moreover, even if our product candidates are approved through the Section 505(b)(2) regulatory pathway, the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

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
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the ongoing COVID-19 pandemic, the FDA has postponed some inspections and continues to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, has resumed prioritized domestic inspections, such as pre-approval and surveillance inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA continues to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with cGMP, the FDA may not be able to continue its current inspection pace or be unable to complete required inspections during the review period, or the review timelines could be extended. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Some of our clinical trials for our product candidates have been conducted, and we may in the future choose to conduct one or more clinical trials, outside the United States. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Any regulatory approvals that we receive for Trudhesa and our other product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed, or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy. For example, under the Pediatric Research Equity Act, we are required to conduct certain juvenile animal and pediatric studies in accordance with the timelines set forth in our Trudhesa NDA approval letter. These studies will require significant resources. We cannot predict the outcome of these studies. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event, or AE, reporting, storage, advertising, promotion and recordkeeping for any approved product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, including reporting of certain adverse events, malfunctions, corrections and removals related to the POD device, registration, as well as continued compliance with cGMP for the drug products QSR for medical devices and GCP for any clinical trials that we conduct post-approval.

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

The FDA closely regulates the pre- and post-approval marketing and promotion of drugs to ensure they are promoted and marketed in compliance with the FDCA and its implementing regulations and only for the approved indications and in a manner consistent with the approved labeling. For example, our labeling for Trudhesa does not include any of the data from the exploratory efficacy endpoints that we evaluated in our Phase 3 safety clinical trial or contain any efficacy claims based on the results of this study. If the FDA disagrees with our claims or approach to describing the efficacy results from any data deemed as unreliable or uninterpretable, including our exploratory efficacy analyses, in our promotional materials, it may take enforcement action against us. In addition, without conducting head-to-head clinical trials designed to investigate the clinical superiority of our product candidates to marketed products, we would not be able to make any such claims in our promotional materials. The FDA imposes stringent restrictions on manufacturers’ communications and promotion of their products, including specific restrictions for promotions of products with boxed warnings. If we promote our product candidates in a manner inconsistent with the FDA-approved labeling or otherwise not in compliance with the FDCA or implementing regulations, we may be subject to enforcement action. Violations of the FDCA relating to improper promotion of prescription drugs may lead to warning letters, investigations, violations under federal and state healthcare fraud and abuse laws, including the False Claims Act, as well as state consumer protection laws.

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
•
the federal Physician Payments Sunshine Act, created under Section 6002 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, or the ACA, and its implementing regulations require applicable manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare & Medicaid Services

information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advanced practice nurses, and teaching hospitals, including ownership and investment interests held by the physicians described above and their immediate family members, with the information made publicly available on a searchable website;
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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The U.S. Department of Health and Human Services, or HHS, plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high- expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order titled “Promoting Competition in the American Economy” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented on us and the pharmaceutical industry as a whole is unclear.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future. Such reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize Trudhesa and our other product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Our information technology systems, and those of our contractors, service providers and consultants, may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, as well as employee, vendor, or contractor errors or malfeasance. As part of our business, we and our contractors and consultants maintain large amounts of confidential information, including non-public personal information on patients and our employees. Breaches in security and other information security events and incidents, including from ransomware, other malicious code, and other cyberattacks, could result in interruption to our systems and operations, or those of our contractors, consultants or our respective service providers, and the loss, unavailability, and unauthorized modification, use, acquisition or disclosure of information, including information subject to intellectual property protection or for which the loss or other compromise of such information may lead to the loss of intellectual property protection. Any such breach or other incident may result in significant costs to remediate and otherwise respond, including efforts to analyze, correct, eliminate, remediate or secure the work around infrastructure relating to deficiencies in our systems or our security measures, recover and validate data, and to address any applicable legal or contractual obligations. Further, any actual or perceived breach in security or security incident may result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, delays in regulatory filings and approvals, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results. Like many businesses, we have been in the past, and may again be in the future, subject to phishing attacks. In 2018 we experienced a successful phishing attack. While we were able to swiftly contain and remediate this incident, without a material impact to our business, there can be no assurances that we will be able to defend against or successfully remediate any such attacks that may occur in the future. Further, companies have experienced an increase in phishing and social engineering attacks from third parties, including in connection with the ongoing COVID-19 pandemic. Also, due to the ongoing COVID-19 pandemic, the majority of our employees continue to work remotely as of September 30, 2022. As a result, we may have increased cybersecurity and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we have implemented IT controls to reduce the risk of a cybersecurity or data security breach or incident, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees working remotely. While we expect to implement and maintain appropriate information security policies and systems in order to prevent unauthorized loss, unavailability, modification, use or disclosure of confidential information, including non-public personal information and other information relating to individuals, there can be no assurance that any such loss, unavailability, modification, use or disclosure will not occur. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we make improvements to our systems, policies and processes to prevent further breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause. Each of these could require us to divert substantial resources.

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
•
announcements by us or our competitors of significant acquisitions, strategic transactions, joint ventures or capital commitments;
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

As of September 30, 2022, our executive officers, directors and their respective affiliates owned a substantial portion of our voting stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We could be an emerging growth company until December 31, 2026, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

None.

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

Impel Pharmaceuticals Inc.
Date: November 14, 2022	By:	/s/ Adrian Adams
Adrian Adams
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ John Leaman
John Leaman, M.D
Chief Financial and Business Officer (Principal Financial and Accounting Officer)