Form 10-K/A
period 2022-12-31
IMPEL PHARMACEUTICALS INC
filed 2023-03-31
CIK 1445499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Auditor Info: Name – Ernst & Young LLP

Location – Seattle, Washington

PCAOB Number - 42

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023 (the “10-K”). This Amendment is being filed solely to refile the Amended and Restated Bylaws of the Company as an exhibit to this Amendment as required pursuant to Rule 601 under the Securities and Exchange Act of 1934, which due to an inadvertent error occurring during the edgarization process, previously included a non-functioning link.

No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after March 27, 2023) or modify of update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

(3) Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation.	10-Q	001-40353	3.1	June 7, 2021
3.2	Amended and Restated Bylaws.					X
4.1	Form of Registrant's Common Stock Certificate.	S-1/A	333-254999	4.1	April 19, 2021
4.2	Amended and Restated Investors’ Rights Agreement, dated December 4, 2018, by and among the registrant and certain of its stockholders.	S-1	333-254999	4.2	April 2, 2021
4.3	Form of 2021 Convertible Promissory Note.	S-1	333-254999	4.3	April 2, 2021
4.4	Warrant to Purchase Common Stock issued by the Company on July 2, 2021, in favor of Silicon Valley Bank, pursuant to the Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-40353	4.3	August 16, 2021
4.5	Warrant to Purchase Common Stock issued by the Company on July 2, 2021, in favor of Oxford Finance, LLC pursuant to the Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-40353	4.4	August 16, 2021
4.6	Warrant to Purchase Common Stock issued by the Company on September 30, 2021, in favor of Oxford Finance, LLC pursuant to the Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-40353	4.3	November 15, 2021
4.7	Warrant to Purchase Common Stock issued by the Company on September 30, 2021, in favor of Silicon Valley Bank, pursuant to the Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-40353	4.4	November 15, 2021
10.1	Form of Indemnity Agreement.	S-1/A	333-254999	10.1	April 19, 2021
10.2+	2008 Equity Incentive Plan, and forms of award agreements.	S-1	333-254999	10.2	April 2, 2021
10.3+	2018 Equity Incentive Plan, and forms of award agreements.	S-1	333-254999	10.3	April 2, 2021
10.4+	2021 Equity Incentive Plan, and forms of award agreements.	S-1/A	333-254999	10.4	April 19, 2021
10.5+	2021 Employee Stock Purchase Plan, and forms of award agreements.	S-1/A	333-254999	10.5	April 19, 2021
10.6+	Employment Agreement, dated April 15, 2021, by and between the registrant and Adrian Adams.	S-1/A	333-254999	10.6	April 19, 2021
10.7+	Employment Agreement, dated April 15, 2021, by and between the registrant and Stephen Shrewsbury.	S-1/A	333-254999	10.7	April 19, 2021
10.8+	Employment Agreement, dated April 15, 2021, by and between the registrant and John Leaman.	S-1/A	333-254999	10.8	April 19, 2021
10.9+	Employment Agreement, dated April 15, 2021, by and between the registrant and Leonard Paolillo.	10-K	001-40353	10.9	March 29, 2022
10.10	BMR-201 Elliott Avenue LLC Lease, dated July 19, 2017, by and between the registrant and BMR-201 Elliott Avenue LLC.	S-1	333-254999	10.9	April 2, 2021
10.11	Security and Loan Agreement, dated as of July 2, 2021, by and between the Registrant and Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-40353	10.4	August 16, 2021
10.12	Credit Agreement and Guaranty dated as of March 17, 2022, by and among Impel Neuropharma, Inc., the subsidiary guarantors	10-Q	001-40353	10.1	May 16, 2022

		Incorporated by Reference
Exhibit No	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
	from time to time party thereto, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent.
10.13	Revenue Interest Financing Agreement dated as of March 17, 2022, between Impel Neuropharma, Inc., the purchasers from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent.	10-Q	001-40353	10.2	May 16, 2022
10.14	Sales Agreement, dated May 16, 2022, by and between the Registrant and Cowen and Company LLC	S-3	333-264987	1.2	May 16, 2022
10.15	Oaktree Letter Agreement dated as of March 22, 2023, between the Registrant and Oaktree Fund Administration, LLC, as administrative agent.	10-K	001-40353	10.15	March 27, 2023
21.1	Subsidiaries of the Registrant.	10-K	001-40353	21.1	March 27, 2023
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	10-K	001-40353	23.1	March 27, 2023
24.1	Powers of Attorney. Reference is made to the signature page hereto.	10-K	001-40353	24.1	March 27, 2023
31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

						X
31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

						X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-40353	32.1	March 27, 2023
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-40353	32.2	March 27, 2023
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	10-K	001-40353	101.INS	March 27, 2023
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	001-40353	101.SCH	March 27, 2023
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-40353	101.CAL	March 27, 2023

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-40353	101.DEF	March 27, 2023

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	001-40353	101.LAB	March 27, 2023

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-40353	101.PRE	March 27, 2023

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	10-K	001-40353	104	March 27, 2023

+ Indicates management contract or compensatory plan.

* The certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany the Form 10-K and are deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Impel Pharmaceuticals Inc.
Date: March 31, 2023	By:	/s/ Adrian Adams
Adrian Adams
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Adrian Adams	Chief Executive Officer and Director	March 31, 2023
Adrian Adams	(Principal Executive Officer)

/s/ Rajiv Amin	Interim Chief Financial Officer	March 31, 2023
Rajiv Amin	(Principal Accounting and Financial Officer)

*	Director	March 31, 2023
David Allison

*	Director	March 31, 2023
Tim Nelson

*	Director	March 31, 2023
Ali Satvat

*	Director	March 31, 2023
Diane Wilfong

*	Director	March 31, 2023
Stewart Parker

*	Director	March 31, 2023
Mahendra Shah

* By: /s/ Adrian Adams
Adrian Adams Attorney-in-fact