Form 10-Q
period 2023-03-31
IMPEL PHARMACEUTICALS INC
filed 2023-05-12
CIK 1445499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-40353

IMPEL PHARMACEUTICALS INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-3058238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Elliott Avenue West, Suite 260

Seattle, WA 98119

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (206) 568-1466

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IMPL	The Nasdaq Stock Market LLC

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

The number of shares of Registrant’s Common Stock outstanding as of May 8, 2023 was 23,749,005.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheet

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$35,465	$60,654
Trade receivables, net	6,280	7,444
Inventory	8,014	8,427
Prepaid expenses and other current assets	2,125	3,284
Total current assets	51,884	79,809
Property and equipment, net	4,081	3,863
Operating lease right-of-use assets	4,833	3,132
Other assets	3,931	1,746
Total assets	$64,729	$88,550
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$6,133	$6,092
Accrued and other liabilities	11,723	12,503
Current portion of deferred royalty obligation	2,690	2,027
Current portion of operating lease liability	1,736	1,541
Total current liabilities	22,282	22,163
Operating lease liability, net of current portion	3,074	1,573
Deferred royalty obligation, net of current portion	64,183	60,899
Long-term debt	48,095	48,072
Total liabilities	137,634	132,707
Commitments and contingencies (Note 6)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized: none issued	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 23,746,257 and 23,739,313 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	24	24
Additional paid-in capital	278,248	276,929
Accumulated deficit	(351,177)	(321,110)
Total stockholders’ (deficit) equity	(72,905)	(44,157)
Total liabilities and stockholders’ (deficit) equity	$64,729	$88,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Product revenue, net	$4,372	$1,759
Cost of goods sold	2,285	1,033
Gross profit	2,087	726
Operating expenses:
Research and development	3,003	3,650
Selling, general and administrative	22,037	19,799
Restructuring	1,483	—
Total operating expenses	26,523	23,449
Loss from operations	(24,436)	(22,723)
Other income (expense), net :
Interest income (expense), net	(2,933)	(4,427)
Other income (expense), net	(2,698)	180
Total other income (expense), net	(5,631)	(4,247)
Loss before income taxes	(30,067)	(26,970)
Provision (benefit) for income taxes	—	—
Net loss and comprehensive loss	$(30,067)	$(26,970)
Net loss per share - basic and diluted	$(1.27)	$(1.17)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	23,745,871	23,143,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — December 31, 2022	23,739,313	$24	$276,929	$(321,110)	$(44,157)
Stock-based compensation expense	—	—	1,319	—	1,319
Release of restricted stock units	6,944	—	—	—	—
Net loss and comprehensive loss	—	—	—	(30,067)	(30,067)
Balance — March 31, 2023	23,746,257	$24	$278,248	$(351,177)	$(72,905)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2021	23,123,062	$23	$267,283	$(214,798)	$52,508
Stock-based compensation expense	—	—	1,795	—	1,795
Issuance of common stock upon the exercise of stock options	50,235	—	149	—	149
Net loss and comprehensive loss	—	—	—	(26,970)	(26,970)
Balance — March 31, 2022	23,173,297	$23	$269,227	$(241,768)	$27,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(30,067)	$(26,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,319	1,795
Depreciation and amortization	272	310
Non-cash lease expense	392	232
Non-cash interest expense and amortization of debt discount and issuance costs	1,100	484
Loss on early extinguishment of debt	—	3,251
Change in fair value of derivatives	2,870	—
Change in fair value of warrant liabilities	(182)	(187)
Write-down of inventory to net realizable value	829	—
Long-lived asset impairment	417	—
Changes in operating assets and liabilities:
Accounts receivable	1,164	(2,534)
Inventory	(1,117)	(2,672)
Prepaid expenses and other current assets	1,158	(777)
Other assets	(19)	—
Accounts payable	41	2,628
Accrued liabilities	(1,923)	448
Operating lease	(397)	(219)
Net cash used in operating activities	$(24,143)	$(24,211)
Cash flows from investing activities:
Purchases of property and equipment	(1,046)	(8)
Net cash used in investing activities	$(1,046)	$(8)
Cash flows from financing activities:
Proceeds from deferred royalty obligation, net of issuance costs	—	49,774
Proceeds from issuance of long-term debt, net of issuance costs	—	48,774
Payments on long-term debt, including final payment	—	(32,853)
Proceeds from issuance of common stock upon exercise of stock options	—	149
Net cash provided by financing activities	$—	$65,844
Net (decrease) increase in cash and cash equivalents	(25,189)	41,625
Cash — Beginning of period	60,654	88,212
Cash — End of period	$35,465	$129,837
Supplemental disclosures of cash flow information:
Right-of-use asset obtained in exchange for new operating lease liability	$2,093	$2,812
Accrued inventory purchases	1,465	—
Recognition of derivative liabilities	—	1,905
Purchase of property and equipment included in accounts payable and accrued liabilities	166	—
Debt issuance costs included in accounts payable and accrued liabilities	—	2,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Impel Pharmaceuticals Inc. (“the Company”, "we", and "our"), is a commercial-stage biopharmaceutical company focused on the development and commercialization of transformative therapies for patients suffering from diseases with high unmet medical needs, with an initial focus on diseases of the central nervous system, or CNS. The Company's lead product, Trudhesa™ (dihydroergotamine mesylate) Nasal Spray was approved by the U.S. Food and Drug Administration ("FDA") in September of 2021. Using the Company’s proprietary Precision Olfactory Delivery (POD®) technology, Trudhesa™ gently delivers dihydroergotamine mesylate (DHE), a proven, well-established therapeutic, quickly to the bloodstream through the vascular-rich upper nasal space.

The Company’s strategy is to pair its POD®, upper nasal delivery technology with well-understood therapeutics or other therapeutics where rapid vascular absorption is preferred to drive therapeutic benefit, improve patient outcomes, reduce drug development risk and expand the commercial opportunity within its target diseases. The Company was incorporated under the laws of the State of Delaware on July 24, 2008, maintains its headquarters and principal operations in Seattle, Washington. In April of 2022, the Company changed its name from Impel NeuroPharma, Inc. to Impel Pharmaceuticals Inc.

Liquidity and Capital Resources

From the Company’s inception through March 31, 2023, it raised an aggregate of $397.8 million in proceeds from the issuance of its common stock, proceeds pursuant to the Revenue Interest Financing Agreement (deferred royalty obligation), sale and issuance of redeemable convertible preferred stock, convertible notes, debt and warrants. The Company had a cash and cash equivalents balance of $35.5 million as of March 31, 2023. The Company currently has an effective 2022 Shelf Registration Statement on file with the Securities and Exchange Commission ("SEC"). The 2022 Shelf Registration Statement permits the offering, issuance and sale by the Company of up to an aggregate offering price of $200.0 million of common stock, preferred stock, debt securities, warrants, subscription rights and/or units in one or more offerings and in any combination.

Further, the Senior Credit Agreement with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto, or collectively Oaktree, as further described in Note 8, requires maintaining a minimum of $12.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Senior Credit Agreement. Based on our cash and cash equivalents on hand of approximately $35.5 million at March 31, 2023, the Company estimates that it will need to raise additional capital to avoid defaulting under its $12.5 million minimum cash liquidity covenant. Among other loan covenant requirements, the Senior Credit Agreement also requires the Company to provide an audit opinion of its annual financial statements not subject to any "going concern" or like qualification or exception or explanatory paragraph of going concern footnote, however, any such audit report shall not be considered qualified due to the inclusion of an explanatory paragraph in the audit opinion based on the impending maturity date of any indebtedness within twelve months from the date of issuance of these financial statements, the prospective breach of any financial covenant hereunder or liquidity issues due to ordinary course liabilities. If the Company defaults under its Senior Credit Agreement, the lenders may accelerate all of the Company's repayment obligations and take control of its pledged assets. The lenders could declare the Company in default under its debt obligation upon the occurrence of any event that the lenders interpret as having a material adverse effect as defined under the Senior Credit Agreement and the Revenue Interest Financing Agreement, thereby requiring the Company to repay the loans immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. On March 22, 2023, the Company entered into the Oaktree Letter Agreement in connection with its Senior Credit Agreement, to obtain a waiver from Oaktree of any default or event of default arising from the going concern explanatory paragraph included in the report of its Independent Registered Public Accounting Firm on its audited consolidated financial statements for the year ended December 31, 2022.

The Company plans to address this condition through additional equity financings, or through other capital sources, including collaborations with other companies or other strategic transactions. To the extent that the Company may need to raise additional funds by issuing equity securities, its stockholders may experience significant dilution. If sufficient funds on acceptable terms are not available when needed, the Company could be required to reduce operating expenses and reduce the scope of its commercialization plans for Trudhesa. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives. The accompanying financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

The condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity and cash flows for the three months ended March 31, 2023 and 2022 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023 and 2022. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three month period is also unaudited. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2022 included in its Annual Report on Form 10-K filed with the SEC on March 27, 2023.

Our significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Updates to our accounting policies, including impacts from the adoption of new accounting standards, are discussed below in this Note 2.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to revenue recognition, inventory valuation, the fair values of derivative liabilities, stock-based compensation expense, deferred royalty obligation, lease accounting, income taxes, and additional charges as a result of, or that are associated with, any restructuring initiative as well as impairment and related charges. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses were $2.8 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively

Recently Adopted Accounting Pronouncements

In June 2016 the FASB issued Accounting Standard Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This introduces new methodology for recognition of credit losses - the current expected credit loss (“CECL”)

method. The CECL method requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument, unless the company elects to recognize such instruments at fair value with changes in profit and loss. The Company adopted this guidance as of January 1, 2023. The adoption did not have a material impact to the Company or its disclosures.

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

3. Fair Value Measurements

The following table summarizes the fair value of the Company’s financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$79	$79
Derivative liability - Deferred royalty obligation	—	—	14,000	14,000
Derivative liability - Oaktree term loan	—	—	430	430
Total financial liabilities	$—	$—	$14,509	$14,509

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$261	$261
Derivative liability - Deferred royalty obligation	—	—	11,000	11,000
Derivative liability - Oaktree term loan	—	—	560	560
Total financial liabilities	$—	$—	$11,821	$11,821

The following table summarizes the change in the fair value of the common stock warrant liabilities for the three months ended March 31, 2023 (in thousands):

Beginning balance as of December 31, 2022	$261
Changes in fair value	(182)
Ending balance as of March 31, 2023	$79

The following table summarizes the change in the estimated fair value of the Company’s derivative liabilities for the three months ended March 31, 2023 (in thousands):

Beginning balance as of December 31, 2022	$11,560
Change in fair value of derivatives - Deferred royalty obligation	3,000
Change in fair value of derivatives - Oaktree term loan	(130)
Ending balance as of March 31, 2023	$14,430

Fair values of the Company’s common stock warrants and the derivative liabilities are based on significant inputs not observed in the market, and thus represent a Level 3 measurement.

The Senior Credit Agreement with Oaktree contains embedded derivatives requiring bifurcation as a derivative instrument. The derivative liability related to the Oaktree term loan is netted with the term loan in the consolidated financial statements (see Note 6 for additional details). The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other expense, net. The fair value of the embedded derivative liabilities associated with the term loan was estimated using a probability weighted discounted cash flow model to measure the fair value. This involves significant Level

3 inputs and assumptions including an (i) estimated probability and timing of a change in control and event of default, and (ii) our risk-adjusted discount rate.

The embedded derivative liability associated with our deferred royalty obligation (see Note 8) is measured at fair value using an option pricing Monte Carlo simulation model and is netted with the deferred royalty obligation in the consolidated financial statements. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other expense, net. The assumptions used in the option pricing Monte Carlo simulation model include:(i) the probability-weighted net sales of Trudhesa; (ii) our risk-adjusted discount rate; (iii) our cost of debt; and (iv) the probability of a change in control and event of default occurring during the term of the instrument. The effect of an increase or decrease of 5% of the probability of (i) a change in control, (ii) event of default and (iii) forecast net sales of Trudhesa, would result in a gain of $1.9 million or a loss of $1.8 million, respectively. The increase in the fair value of the embedded derivative liability at March 31, 2023 was based on changes in the expectations of timing and probability of occurrence of a change in control and event of default.

Pursuant to the July 2021 loan and security agreement with Oxford Finance LLC and Silicon Valley Bank (the "Loan Agreement"), the Company issued common stock warrants (see Note 8). The Company's warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40 because the warrant provides for an adjustment to the exercise price upon an acquisition. The Warrants were measured at fair value at inception and are subsequently remeasured at each reporting date with changes in fair value recognized as a component of other income (expense), net in the consolidated statement of operations and other comprehensive loss. The Company determined the fair value of the common stock warrants using the Black-Scholes-Merton option pricing model based on significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the warrant liabilities is the volatility rate which is based on the historical volatility of a set of peer companies, that are publicly traded.

4. Corporate Restructuring

On February 22, 2023, the Company announced a strategic update and corporate restructuring (the “Restructuring”) to reprioritize spend to capitalize on the continued positive momentum in payor and prescriber uptake of Trudhesa and halt research and development efforts on product candidates including INP105 to address acute agitation and aggression in autism spectrum disorder. As part of the Restructuring, the Company reduced headcount by 16% through a reduction in its workforce. The reduction in workforce was completed by March 31, 2023.

The Company incurred the following Restructuring charges consisting of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs (in thousands):

Three Months Ended March 31, 2023
Severance and employee-related costs	$1,007
Long-lived asset impairments and write-offs	417
Supplemental one-time termination charges	59
Total	$1,483

The Company estimated that it will incur total cash expenses of approximately $1.0 million related to the Restructuring of which $0.5 million was paid in the first quarter of 2023. The cash payments were primarily comprised of severance and other related costs.

The Company also completed an evaluation of the impact of the Restructuring on the carrying value of its long-lived assets, such as property and equipment. This process includes evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. Based on its evaluation, the Company determined that its long-lived assets were impaired as of March 31, 2023, and it recognized an impairment charge of $0.4 million related to its long-lived assets for the three months ended March 31, 2023. The Company may incur additional costs not currently contemplated due to events that may occur because of, or that are associated with, the Restructuring.

The following table summarizes the activity related to the restructuring liabilities included in accrued liabilities on the condensed consolidated balance sheet associated with our restructuring initiatives for the three months ended March 31, 2023 (in thousands):

March 31, 2023
Balance as of December 31, 2022	$—
Restructuring, impairment and related charges	1,483
Cash payments	(542)
Noncash activities	(470)
Balance as of March 31, 2023	$471

5. Balance Sheet Components

Inventory

Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$5,078	$2,461
Work-in-process	4,064	4,191
Finished goods	2,597	3,334
Total inventories	11,739	9,986
Less: long-term inventories	(3,725)	(1,559)
Total current inventories	$8,014	$8,427

Inventory amounts written down to net realizable value in the consolidated statements of operations and comprehensive loss included a charge of $0.8 million to cost of goods sold during the three months ended March 31, 2023, related to excess and obsolescence reserves associated with Trudhesa.

The Company classifies its inventories based on its anticipated levels of sales, any inventory in excess of its normal operating cycle is classified as long-term within Other Assets on its consolidated balance sheets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Other prepaids	$1,006	$1,587
Other current assets	680	649
Prepaid insurance	426	1,036
Tax refund receivable	13	12
Total prepaid expenses and other current assets	$2,125	$3,284

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$3,493	$5,287
Accrued sales discounts and allowances	3,278	3,376
Accrued other liabilities	2,838	1,662
Accrued professional services	1,948	1,808
Accrued construction in progress	166	370
Total accrued liabilities	$11,723	$12,503

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company did not accrue any costs as of March 31, 2023 and December 31, 2022, as no contingent liabilities were deemed to be probable.

7. Leases

Real Estate Leases

In April 2022 the Company entered into a non-cancelable operating lease for 8,045 square feet of office space. Rent is payable monthly, increasing by approximately 2.5% each year. The term of the lease is 127 months, and commenced in the first quarter of 2023. Upon commencement, the Company recorded a right-of-use asset and a lease liability on the Condensed Consolidated Balance Sheet.

In September 2017, the Company entered into a non-cancelable operating lease for 11,256 square feet of office and laboratory space. Rent is payable monthly, increasing by approximately 3% each year. The initial term of the lease was 3 years and the Company renewed the lease for an additional four years with an expiration date of August 31, 2024.

Commercial Fleet Leases

During 2022 and in first quarter 2023, the Company took delivery of a portion of its commercial car fleet for its salesforce. Each commercial fleet lease has a term of 12 months including options to renew for a total of 54 months, we believe a total of 36 months is deemed reasonable to exercise. In addition, the Company can terminate the vehicle leases at any time without a significant penalty. For the discount rate used in the commercial fleet lease, the Company used the weighted-average rate implicit in the commercial fleet leases.

As of March 31, 2023, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

March 31, 2023
Remaining 2023	$1,477
2024	1,713
2025	766
2026	288
2027	1,829
Total undiscounted cash flows	6,073
Less: imputed interest	(1,263)
Total lease liabilities	4,810
Less: current portion	(1,736)
Lease liabilities	$3,074

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

March 31, 2023
Weighted average remaining lease term (years)	4.8
Weighted average discount rate	7.6%

Operating lease expense was $0.5 and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Variable lease expense was $0.1 million for operating leases during the three months ended March 31, 2022. Rent expense recognized for short term leases was $0.1 million for the three months ended March 31, 2022. The Company did not incur any variable lease expense and rent expense for short term leases for the three months ended March 31, 2023.

8. Long-Term Obligations

Oaktree Loan and Security Agreement

On March 17, 2022 (“Closing Date”), the Company entered into a Senior Credit Agreement with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto (collectively “Oaktree”) under which it borrowed $50.0 million.

The term loan has a maturity date of March 17, 2027, initially bearing interest at the Secured Overnight Financing Rate (“SOFR”) + 8.75% (with a SOFR floor of 1.00%). Once Trudhesa achieves at least $125.0 million in net sales over a trailing 12-month period, interest will step down to SOFR + 8.00% (with a SOFR floor of 1.00%). The Company is required to make quarterly interest-only payments until the fourth anniversary of the Closing Date, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Prepayments of the loan, in whole or in part, will be subject to early prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 2.0% of the aggregate principal amount of the loans funded under the Senior Credit Agreement. The Senior Credit Agreement contains customary representations, warranties and events of default. If the Company defaults under its Senior Credit Agreement, the lenders may accelerate all of the Company's repayment obligations and take control of its pledged assets. The lenders could declare the Company in default under its debt obligation upon the occurrence of any event that the lenders interpret as having a material adverse effect as defined under the Senior Credit Agreement and the Revenue Interest Financing Agreement, thereby requiring the Company to repay the loans immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Among other loan covenant requirements, the Senior Credit Agreement also requires the Company to provide an audit opinion of its annual financial statements not subject to any "going concern" or like qualification or exception or explanatory paragraph of going concern footnote. On March 22, 2023, the Company entered into a letter agreement with Oaktree in connection with its Senior Credit Agreement, to obtain a waiver from Oaktree for any default or event of default arising from the going concern explanatory paragraph included in the report of its Independent Registered Public Accounting Firm on its audited consolidated financial statements for the year ended December 31, 2022. Under the Senior Credit Agreement, the Company is subject to a minimum liquidity requirement of $12.5 million unrestricted cash balance at all times.

The Company identified a number of embedded derivatives that require bifurcation from the term loan and that were separately accounted for in the consolidated financial statements as one compound derivative liability. Certain of these embedded features include change in control provisions, events of default and contingent rate increases and were determined to qualify as an embedded derivative under ASC 815-40. The embedded derivative and the term loan obligation have been netted to result in a net embedded derivative liability and is classified as a Level 3 financial liability in the fair value hierarchy as of March 31, 2023. The fair value of the embedded derivative liabilities associated with the term loans was estimated using the discounted cash flow method under the income approach. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control and events of default (see Note 3 for additional details). The Company re-evaluates this assessment each reporting period and records any gains or losses in other income (expense). The initial recognition of the embedded derivative liability upon issuance of the Oaktree term loan was $0.4 million and is included in the term loan obligation in the consolidated Balance Sheets. At March 31, 2023 and December 31, 2022 the fair value of the embedded derivative liability was $0.4 million and $0.6 million, respectively.

In connection with the issuance of the term loan, the Company recorded debt discount and debt issuance costs of $2.9 million. The discount and issuance costs are amortized over the life of the term loan. Interest expense for the three months ended March 31, 2023 and 2022 was $1.6 million and $0.2 million, respectively, and is inclusive of non-cash amortization of the debt discount and debt issuance costs and accretion of final payment. The fair value of the term loan at March 31, 2023 and December 31, 2022 was $52.2 million and $51.9 million, respectively.

A portion of the loan proceeds were used to repay in full the $32.9 million aggregate principal amount (including the prepayment fee and final payment fee) of loans outstanding owed to Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB” and together with Oxford, the “Prior Lenders”) by the Company in the first quarter of 2022.

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

If the Purchasers have not received 100% of the Investment Amount by February 15, 2027, the first tier royalty rate will be subject to an increase from 7.75% to 10.75%. As of March 31, 2023, the Company has made $0.9 million in payments to the Purchasers. The Company's obligations under the RIF are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Oaktree Fund Administration, LLC, as administrative agent for the lenders under the Senior Credit Agreement, by a perfected security interest in (i) accounts receivable arising from net sales of Trudhesa and (ii) intellectual property that is claiming or covering Trudhesa, or any method of using, making or manufacturing Trudhesa, including regulatory approvals, clinical data and all other Trudhesa assets.

The Company evaluated the terms of the deferred royalty obligation and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company accounted for the transaction as long-term debt recorded at amortized cost using the effective interest method. The Company further evaluated the terms of the debt and determined that the Put Options under the RIF that are exercisable by Purchasers upon certain contingent events were determined to be embedded derivatives requiring bifurcation and separately accounted for as a single compound derivative instrument (see Note 3). The Put Option has been determined to qualify as an embedded derivative under ASC 815-40. The embedded derivative and the deferred royalty obligation have been netted to result in a net embedded derivative liability as of March 31, 2023 and December 31, 2022. The embedded derivative is classified as a Level 3 financial liability in the fair value hierarchy. The Company determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control or event of default occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 3, “Fair Value of Financial Instruments”. The Company recorded the initial fair value of the derivative liability of $1.5 million which was included in the deferred royalty obligation in the consolidated Balance Sheet. The Company remeasures the derivative liability to fair value each reporting period until the termination of the RIF. At March 31, 2023 and December 31, 2022 the fair value of the derivative liability is $14.0 million and $11.0 million, respectively.

The effective interest rate as of March 31, 2023 was 10.4%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the deferred royalty obligation and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the obligation and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success, and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the deferred royalty obligations and the effective interest rate. Interest expense recognized for the three months ended March 31, 2023 and 2022, $1.3 million and $0.3 million, respectively. The fair value of the deferred royalty obligation at March 31, 2023 and December 31, 2022 is $50.4 million and $48.9 million, respectively, inclusive of the fair value of the derivative liability.

Oxford and Silicon Valley Bank Term Loan

In July 2021, the Company entered into the Loan Agreement with the “Prior Lenders”, to lend the Company up to an aggregate of $50.0 million in a series of term loans (the “Term Loan”). The term loans accrued interest at the greater of (i) 7.95% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR or (2) 0.11%, plus (b) 7.84% and were subject to a prepayment fee of 1.0% to 3.0% depending upon when the prepayment occurs. On repayment of the Term Loans, the Company was required to make a final payment fee to the Prior Lenders equal to 6.5% of the original principal amount of the Term Loans.

On March 17, 2022, upon entering into the Senior Credit Agreement, the Company repaid the $30.0 million of outstanding principal, interest, including prepayment and final payment fees owed under the Loan Agreement to the Prior Lenders. The Company recorded a loss of $3.3 million on the early extinguishment of debt related to the unamortized debt discount associated with the fair value of the warrants, final payment fee, and unamortized debt issuance costs. The loss on early extinguishment was recognized as a component of interest expense, net in the consolidated statement of operations and other comprehensive loss. Interest expense for the three months ended March 31, 2022 was $0.7 million and was inclusive of non-cash amortization in the amount of $0.2 million related to the amortization of the debt issuance costs and accretion of final payment.

In connection with entering into the Loan Agreement and borrowings under the agreement, the Company issued warrants to purchase 71,522 and 23,166, shares of its common stock, respectively, to the Prior Lenders at a per share exercisable price of $8.39 per share and $12.95 per share, respectively, all with ten year terms.

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

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	March 31, 2023	December 31, 2022
Stock incentive plans	7,779,248	6,351,263
Exercise of common stock warrants	94,688	94,688
Total	7,873,936	6,445,951

Open Market Sales Agreement

In May 2022, the Company entered into a sales agreement with Cowen and Company, LLC, as a sales agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million through an at-the-market Program (the "2022 ATM Program"), under the 2022 Shelf Registration Statement. As of March 31, 2023, $45.0 million in shares of common stock remain eligible for sale under the 2022 ATM Program.

10. Stock Incentive Plans

As of March 31, 2023, the Company’s equity incentive plans authorized a total of 7,779,248 shares, of which 2,746,359 shares are available for future grant, and 5,065,389 shares are outstanding.

The Company’s 2021 Stock Incentive Plan, (the "2021 Plan"), provides for annual increase in the number of shares that may be issued under the 2021 Plan automatically on January 1 of each of 2022 through 2031 by the lesser of (a) 5% of the total number of outstanding shares of all classes of its common stock on each December 31 and (b) a number as may be determined by its board of directors.

The Company’s Employee Stock Purchase Plan (the "ESPP"), provides for annual increase in the number of shares that may be issued under the 2021 Plan automatically on January 1 of each of 2022 through 2031 by the lesser of (a) 5% of the total number of outstanding shares of all classes of its common stock on each December 31 and (b) a number as may be determined by its board of directors.

Effective January 1, 2023, the 2021 Plan and ESPP reserves increased by 1,186,965 shares and 237,393 shares, respectively. Changes in shares available for grant under the 2021 Plan during the three months ended March 31, 2023 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2022	1,837,854
2021 Plan reserve increase January 1, 2023	1,186,965
ESPP reserve increase January 1, 2023	237,393
Options and restricted units granted	(865,920)
Options and restricted units forfeited, cancelled, or expired	350,067
Shares available for grant at March 31, 2023	2,746,359

Stock-Based Compensation Expense

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$17	$31
Research and development	170	411
Selling, general and administrative	1,132	1,353
Total stock-based compensation expense	$1,319	$1,795

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

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock at March 31, 2023.

A summary of the Company’s stock option activity under its stock option plans was as follows (in thousands, except share and per share data and years):

	Options Outstanding
	Number of Options	Weighted -Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance — December 31, 2022	4,275,909	$8.08	7.5	$1,038
Authorized	—
Granted	865,920	2.30
Exercised	—	—
Cancelled	(313,940)	7.91
Balance — March 31, 2023	4,827,889	$7.18	7.3	$2
Exercisable — March 31, 2023	2,491,654	$7.00	5.7	$2

As of March 31, 2023, there was $10.2 million of total unrecognized compensation cost related to unvested options that are expected to vest. The cost is expected to be recognized over a weighted-average period of 2.6 years.

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	6.1	6.1
Expected volatility	70.7%-71.3	72.9%
Risk-free interest rate	3.7% -3.95%	1.70% - 1.98%
Expected dividends	—	—

Restricted Stock Units

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

As of March 31, 2023, the Company does not expect these PSUs to vest, therefore there was no unrecognized compensation expense. There were no PSUs that vested during the three months ended March 31, 2023 and 205,000 and 237,500 PSUs are outstanding as of March 31, 2023 and December 31, 2022, respectively.

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

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 differs from the U.S. statutory rate due to the U.S. valuation allowance and foreign income taxed at local statutory rates.

During the three months ended March 31, 2023, the Company reported U.S. pre-tax losses, consistent with prior years to date. The Company has not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that its U.S. deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against its U.S. deferred tax assets.

12. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax or after-tax basis. The Company makes discretionary matching contributions of up to 4% of a participating employee’s salary. For the three months ended March 31, 2023 and 2022, the amount expensed under the plan was $0.3 million and $0.2 million, respectively.

13. Net Loss Per Share

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	4,827,889	4,060,283
Non-vested PSUs	205,000	485,571
Warrants to purchase common stock	94,688	94,688
Total	5,127,577	4,640,542

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

Overview

We are a commercial-stage biopharmaceutical company with a mission to develop transformative therapies for people suffering from diseases with high unmet medical needs, with an initial focus on diseases of the central nervous system, or CNS. Our company was founded on the premise that the upper nasal space can be an optimal treatment entry point for CNS and other diseases where rapid vascular absorption can result in superior clinical outcomes. Our strategy is to pair our proprietary Precision Olfactory Delivery, or POD, upper nasal delivery technology with well-established therapeutics or other therapeutics where rapid vascular absorption is preferred to drive therapeutic benefit, improve patient outcomes, reduce drug development risk and expand the commercial opportunity within our target diseases. In September of 2021, Trudhesa was approved by the U.S. Food and Drug Administration, or FDA, for the acute treatment of migraine headaches with or without aura in adult patients.

We have retained all development and commercial rights to Trudhesa. Given the concentrated prescriber base of our target market for Trudhesa, we independently launched in October of 2021. Trudhesa was launched with an initial sales force of 60 representatives and expanded to approximately 90 representatives in the third quarter of 2022 to support our targeted launch strategy. The sales team is supported by an established market access, medical affairs, marketing, and operations infrastructure. Our commercial efforts are focused on approximately 11,000 high value healthcare professionals targets that prescribe approximately 40% of all migraine prescriptions and 73% of all acute branded total prescriptions. Importantly, we have secured managed care contracts providing access to Trudhesa for greater than 80% of commercial lives in the United States. We have deployed a robust sample program to ensure trial with Trudhesa for patients seeking better treatments and outcomes. Through both our commercial and medical affairs infrastructure we have engaged healthcare practitioners and patients, partnered with national associations and actively supported advocacy groups in the migraine market. These efforts have been, and will continue to be, supplemented with non-personal promotion to all targeted and non-targeted medium value physicians. To capture the maximum commercial opportunity of Trudhesa, we may also selectively seek partners to commercialize the product outside of our target markets, including additional penetration within the broader primary care setting, as well as in geographies outside of the United States. Through March 31, 2023, there have been approximately 81,400 prescriptions of Trudhesa generated since launch and, based on third-party data, we believe Trudhesa accounts for approximately 4.7% of total branded acute migraine prescriptions among over 2,700 unique Trudhesa prescribers since launch. Additionally, based on internal data, approximately 63% of new Trudhesa patients eligible for a refill have received a second prescription.

On February 22, 2023, we announced plans to reduce our workforce by approximately 16% and incurred a charge of approximately $1.5 million primarily consisting of severance costs, employee-related benefits, supplemental one-time termination payments, and asset write-downs in the first quarter of 2023. We plan to reprioritize spend to capitalize on the continued positive momentum in payor and prescriber uptake of Trudhesa and halt research and development efforts on our prior product candidate INP105 to address acute agitation and aggression in autism spectrum disorder.

Prior to February 2023, we had built out an internal research and development team and also used third-party contract research organizations, or CROs, to carry out preclinical and clinical development. We relied on third-party contract manufacturing organizations, or CMOs, to manufacture and supply our clinical materials to be used during the development of any future product candidates. These CMOs are currently manufacturing commercial stage POD devices for Trudhesa, which we also used for our Phase 1 clinical trial, our registration lots and our STOP301 trial.

Through March 31, 2023, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock, proceeds pursuant to a Revenue Interest Financing Agreement ,or RIF, that we entered into in March 2022 with certain purchasers party thereto and Oaktree Fund Administration, LLC as administrative agent, redeemable convertible preferred stock, warrants, debt and convertible notes. We have incurred significant operating losses to date. Our net losses were $30.1 million and $27.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $351.2 million and a cash balance of $35.5 million.

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

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of Trudhesa, including third-party manufacturing costs, adjustments to net realizable value, packaging services, and freight-in.

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

Prior to our strategic reprioritization in February 2023, we tracked our direct costs by product candidate, but we do not allocate overhead costs or certain external costs because they supported multiple future product candidates. In particular, with respect to internal costs, several of our departments supported multiple future product candidate research and development programs, and we do not allocate those costs by product candidate.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, travel and stock-based compensation for our personnel in executive, finance and accounting, human resources, and other administrative functions, as well as fees paid for accounting, legal and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. With the approval of Trudhesa in September 2021, we expect our selling and marketing costs will continue to remain significant as we continue to support our commercial activities associated Trudhesa. We continue to incur expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

Other Income (Expense), Net

Other income (expense), net, consists of interest earned on our cash, interest expense on our borrowings, and changes in the fair value of our stock warrant liabilities, derivatives, and loss on extinguishment of debt.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following tables summarize our results of operations for the periods presented.

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Product revenue, net	$4,372	$1,759	$2,613
Cost of goods sold	2,285	1,033	1,252
Gross profit	2,087	726	1,361
Operating expenses:
Research and development	3,003	3,650	(647)
Selling, general and administrative	22,037	19,799	2,238
Restructuring	1,483	—	1,483
Total operating expenses	26,523	23,449	3,074
Loss from operations	(24,436)	(22,723)	(1,713)
Interest income (expense), net	(2,933)	(4,427)	1,494
Other income (expense), net	(2,698)	180	(2,878)
Total other income (expense), net	(5,631)	(4,247)	(1,384)
Loss before income taxes	(30,067)	(26,970)	(3,097)
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(30,067)	$(26,970)	$(3,097)

Product revenue, net

Net product revenue was $4.4 million for the three months ended March 31, 2023, compared to $1.8 million for the three months ended March 31, 2022. The increase of $2.6 million in net product revenue is due to both increased Trudhesa sales volume and improvements in net price realization due to decreases in the bridge and co-pay savings program discount during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Sales allowances and accruals mostly consisted of the bridge and co-pay savings program discounts, managed care rebates and distribution fees.

Cost of goods sold

Cost of goods sold of $2.3 million for the three months ended March 31, 2023 compared to $1.0 million for the three months ended March 31, 2022 is related to manufacturing, conversion and packing costs related to the cost of Trudhesa products sold, in addition to certain overhead costs. For the three months ended March 31, 2023, we recorded a $0.8 million charge related to excess and obsolescence reserves associated with Trudhesa.

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

Research and Development

Research and development expenses were $3.0 million for the three months ended March 31, 2023, compared to $3.7 million for the three months ended March 31, 2022. The decrease of $0.7 million is primary due to decreased personnel costs and program costs as we redirected our resources from research and development activities and pivoted our focus to supporting our commercial operations rather than research and development in the first quarter of 2023. As a result of this strategic reprioritization we expect our research and development expense to decrease for the remainder of 2023 as compared to 2022.

The following table summarizes the period-over-period change in research and development expenses by product candidate for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Program-specific costs:
Trudhesa	$300	$469	$(169)
INP105	755	639	116
Total program-specific costs	1,055	1,108	(53)
Non program-specific costs:
Personnel-related	$1,808	$2,353	$(545)
Internal, overhead and other expenses	140	189	(49)
Total non program-specific costs	1,948	2,542	(594)
Total research and development expenses	$3,003	$3,650	$(647)

Selling, General and Administrative

Selling, general and administrative expenses were $22.0 million for the three months ended March 31, 2023, compared to $19.8 million for the three months ended March 31, 2022. The increase of $2.2 million was primarily due to increased commercial operations and sales and increased promotional and marketing spend of $2.5 million in the three months ended March 31, 2023 compared to the same period in 2022, partially offset by lower medical affairs spend of $0.3 million in three months ended March 31, 2023 compared to the same period in 2022. Administrative expenses remained flat in the three months ended March 31, 2023 compared to the same period in 2022.

Restructuring

Restructuring expenses were $1.5 million for the three months ended March 31, 2023 and represent one-time termination benefits and contractual termination benefits for severance costs related to the reduction in force and impairment charges related to our long-lived assets. There were no restructuring expenses for the three months ended March 31, 2022.

Interest income (expense), net

Interest income (expense), net was an expense of $2.9 million for the three months ended March 31, 2023, compared to expense of $4.4 million for the three months ended March 31, 2022. The decrease in expense of $1.5 million was due to the absence of debt extinguishment costs of $3.3 million incurred in the three months ended March 31, 2022, partially offset by $1.8 million of higher interest expense related to our Oaktree term loan and RIF for the three months ended March 31, 2023.

Other Income (Expense), Net

Other income (expense), net was an expense of $2.6 million for the three months ended March 31, 2023, compared to income of $0.2 million for the three months ended March 31, 2022. The increase in expense of $2.9 million was primarily due to an increase in the fair value of the Oaktree term loan and RIF derivatives of $2.9 million related to changes in expectations of timing and probability of an event of default and occurrence of a change in control.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Through March 31, 2023, we have funded our operations primarily through the issuance of common stock, proceeds pursuant to the RIF, convertible promissory notes, redeemable convertible preferred stock, debt, and warrants with aggregate proceeds of $397.8 million. As of March 31, 2023, we had available cash and cash equivalents of $35.5 million and an accumulated deficit of $351.2 million.

We have an effective shelf registration statement on Form S-3 filed with the SEC in May 2022, or the 2022 Shelf Registration, pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units from time to time and at prices and on terms that we may determine. In May 2022, we entered into a sales agreement with Cowen and Company, LLC, as a sales agent, pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million through an at-the-market program or the 2022 ATM program under the 2022 Shelf Registration. In July 2022, we sold 542,500 shares of common stock at a weighted-average price per share of $9.25 pursuant to the 2022 ATM Program and received proceeds of approximately $4.5 million, net of commissions and fees. As of March 31, 2023, $45.0 million in shares of common stock remain eligible for sale under the 2022 ATM Program.

Based upon our current operating plan, we estimate that our cash and cash equivalents as of March 31, 2023, are insufficient for us to fund operating, investing, and financing cash flow needs for twelve months subsequent to the issuance date of the financial statements as of and for the period ended March 31, 2023 and accordingly, we have determined that there is substantial doubt about our ability to continue as a going concern.

Our loan agreement with Oaktree includes covenants requiring us to provide an audit opinion on our annual financial statements that is not subject to any “going concern” or like qualification or exception (see Note 8—Debt for more information about our long-term obligations). On March 22, 2023, we entered into the Oaktree Letter Agreement in connection with our Senior Credit Agreement, to obtain a waiver from Oaktree of any default or event of default arising from the going concern explanatory paragraph included in the report of its Independent Registered Public Accounting Firm on its audited consolidated financial statements for the year ended December 31, 2022. The Senior Credit Agreement also requires us to maintain a minimum $12.5 million unrestricted cash balance at all times. We plan to address this condition in the second quarter of 2023, either through additional equity financings or through other capital sources, including collaborations with other companies or other strategic transactions. To the extent that we may need to raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If sufficient funds on acceptable terms are not available when needed, we could be required to reduce operating expenses and reduce the scope of our commercialization plans for Trudhesa. Failure to manage discretionary spending or raise additional financing, may adversely impact our ability to achieve our intended business objectives. Our unaudited condensed consolidated financial statements as of and for the period ended March 31, 2023 do not include any adjustments that might result from the unfavorable outcome of this uncertainty.

Cash Flows

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(24,143)	$(24,211)
Cash used in investing activities	(1,046)	(8)
Cash provided by financing activities	—	65,844
Net increase (decrease) in cash and cash equivalents	$(25,189)	$41,625

Cash Flows From Operating Activities

For the three months ended March 31, 2023, cash used in operating activities was $24.1 million, which consisted of a net loss of $30.1 million and an increase of $1.1 million in net current assets partially offset by $7.0 million in non-cash charges. The $1.1 million net cash outflow related to changes in our current and non-current assets and liabilities and was attributed to an increase in inventories, operating leases and a decrease in accrued liabilities of $3.4 million, partially offset by a decrease in accounts receivables and prepaid expenses and other current assets of $2.3 million. The non-cash charges primarily consisted of a change in the fair value of our derivative liabilities, stock-based compensation, depreciation and amortization, amortization of debt discount, inventory write-downs to net realizable value, long-lived asset impairments, and a change in the fair value of our warrant liabilities.

For the three months ended March 31, 2022, cash used in operating activities was $24.2 million, which consisted of a net loss of $27.0 million and an increase of $3.1 million in net current assets partially offset by $5.9 million in non-cash charges. The $3.1 million net cash outflow related to changes in our net current assets and was attributed to an increase in accounts receivables, inventories and prepaid assets of $6.0 million offset by an increase in accounts payable and accrued liabilities of $2.9 million due primarily to an increase in the level of selling, general and administrative expenses. The non-cash charges primarily consisted of a loss on early extinguishment of debt, stock-based compensation, depreciation, amortization of debt discount and issuance costs, and a change in the fair value of our warrant liabilities.

Cash Flows From Investing Activities

For the three months ended March 31, 2023 and 2022, cash used in investing activities of $1.0 million and $8,000, respectively, and was related to purchases of property and equipment.

Cash Flows From Financing Activities

There were no financing activities in the three months ended March 31, 2023.

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

Funding Requirements

We use our cash to fund operating expenses, including research and development expenditures and commercialization expenses for Trudhesa. We incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to Trudhesa. On February 22, 2023, we announced plans to reduce our workforce by approximately 16%. These actions reflect our determination to reprioritize spend to capitalize on the continued positive momentum in payor and prescriber uptake of Trudhesa and as a result we halted research and development efforts on INP105 to address acute agitation and aggression in autism spectrum disorder. We recorded a restructuring charges of $1.5 million in the aggregate primarily consisting of severance costs, employee-related benefits, supplemental one-time termination payments, and asset write-downs in the first quarter of 2023.

Even in light of the reduction in workforce, we expect to continue to incur significant expenses and operating losses for the foreseeable future. Based on our cash and cash equivalents on hand of approximately $35.5 million at March 31, 2023, we estimate that we will need to raise additional capital in the second quarter of 2023 to avoid defaulting under the Senior Credit Agreement. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs primarily through equity financings.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
•
The development and commercialization of pharmaceutical products is subject to extensive regulation, and we may not obtain regulatory approvals for additional product candidates.
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

We have incurred significant net losses since our inception. Our net losses were $30.1 million and $106.3 million for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $351.2 million. We cannot predict when or whether we will become profitable and we may never be able to develop or commercialize any future product candidates. Our losses have resulted principally from costs incurred in our product candidate discovery and development activities. We expect to incur net losses for the foreseeable future.

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

As of March 31, 2023, we had $35.5 million of cash and cash equivalents. Based upon our current operating plan, we estimate that our cash and cash equivalents as of March 31, 2023, are insufficient for us to fund operating, investing, and financing cash flow needs for twelve months subsequent to the issuance date of the financial statements included in this Quarterly Report on Form 10-Q and accordingly, we have determined that there is substantial doubt about our ability to continue as a going concern. Based on our cash and cash equivalents on hand as of March 31, 2023, we estimate that we will need to raise additional capital in the second quarter of 2023 to avoid defaulting under the Senior Credit Agreement. We believe that we will continue to expend substantial resources for the foreseeable future as we continue the commercialization of Trudhesa, develop additional product candidates, if any, and launch clinical trials for such product candidates and pursue commercialization of product candidates, if approved. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of product candidates. Our costs will increase if we suffer any delays in our planned clinical trials for our current product candidates. Our forecast of the period of time through which our financial reserves will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

We will need to raise additional funds to address our goals. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. While we are currently engaged in efforts to bring in additional capital, such efforts may not be successful or result in sufficient capital to realize our business plans and goals. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings if available, collaborations, strategic alliances, licensing arrangements, and other marketing or distribution arrangements. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for one or more product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to continue to commercialize Trudhesa and other future product candidates if approved.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on unfavorable terms to our business.

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. For example, our loan agreement with Oaktree includes covenants requiring us to provide an audit opinion of our annual financial statements that is not subject to any “going concern” or like qualification or exception and requires us to maintain a minimum $12.5 million unrestricted cash balance at all times. On March 22, 2023, we entered into a letter agreement with Oaktree (the “Oaktree Letter Agreement”) in connection with our Senior Credit Agreement, to obtain a waiver from Oaktree of any default or event of default arising from the going concern explanatory paragraph included the report of its Independent Registered Public Accounting Firm on its audited consolidated financial statements for the year ended December 31, 2022. Further, our loan agreement with Oaktree is secured by a lien on substantially all of our assets, and our revenue interest financing agreement Oaktree is secured by accounts receivable arising from net sales of Trudhesa and our intellectual property relating to Trudhesa. If we raise additional funds through strategic partnerships or royalty monetization agreements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for any future product candidates, or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Our estimates of the potential market opportunity for Trudhesa include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys, including surveys commissioned by us. These assumptions include the size of our target populations, the prevalence and incidence of addressable migraines, the number of patients receiving current treatment, the percentage of patients unsatisfied with the current treatments, the number of diagnosed but untreated patients, the compliance and adherence of patients in our target populations, the number of treatment centers and prescribing physicians and the percentage of payer acceptance. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, then the actual market for Trudhesa could be smaller than our estimates of our potential market opportunity. If the actual market for Trudhesa is smaller than we expect, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.

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

Risks Related to Regulatory Review and Approval of Product Candidates

The development and commercialization of pharmaceutical products is subject to extensive regulation, and we may not obtain regulatory approvals for additional product candidates.

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
•
delays in obtaining required Institutional Review Board IRB approval at each clinical trial site;
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

Our information technology systems, and those of our contractors, service providers and consultants, may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, as well as employee, vendor, or contractor errors or malfeasance. As part of our business, we and our contractors and consultants maintain large amounts of confidential information, including non-public personal information on patients and our employees. Breaches in security and other information security events and incidents, including from ransomware, other malicious code, and other cyberattacks, could result in interruption to our systems and operations, or those of our contractors, consultants or our respective service providers, and the loss, unavailability, and unauthorized modification, use, acquisition or disclosure of information, including information subject to intellectual property protection or for which the loss or other compromise of such information may lead to the loss of intellectual property protection. Any such breach or other incident may result in significant costs to remediate and otherwise respond, including efforts to analyze, correct, eliminate, remediate or work around deficiencies in our systems or our security measures, recover and validate data, and to address any applicable legal or contractual obligations. Further, any actual or perceived breach in security or security incident may result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, delays in regulatory filings and approvals, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results. Like many businesses, we have been in the past, and may again be in the future, subject to phishing attacks. In 2018 we experienced a successful phishing attack. While we were able to swiftly contain and remediate this incident, without a material impact to our business, there can be no assurances that we will be able to defend against or successfully remediate any such attacks that may occur in the future. Further, companies have experienced an increase in phishing and social engineering attacks from third parties, including in connection with the COVID-19 pandemic. Also, due to the COVID-19 pandemic, the majority of our employees are working remotely as of March 31, 2023. As a result, we may have increased cybersecurity and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we have implemented IT controls to reduce the risk of a cybersecurity or data security breach or incident, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees working remotely. While we expect to implement and maintain appropriate information security policies and systems in order to prevent unauthorized loss, unavailability, modification, use or disclosure of confidential information, including non-public personal information and other information relating to individuals, there can be no assurance that any such loss, unavailability, modification, use or disclosure will not occur. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we make improvements to our systems, policies and processes to prevent further breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause. Each of these could require us to divert substantial resources.

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

We currently utilize third parties to, among other things, manufacture raw materials and any future product candidates, components, parts, and consumables, and to perform quality control and testing. If either we or any third-party in the supply chain for materials used in the production of any future product candidates are adversely impacted by future restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture any future product candidates for our future clinical trials.

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

As of March 31, 2023, our executive officers, directors and their respective affiliates owned a substantial portion of our voting stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Further, occurrences of epidemics or pandemics, depending on their scale, may result in damage to the national and local economies within our geographic area. Global economic conditions may be disrupted by widespread outbreaks of infectious or contagious diseases, and such disruption may adversely affect clinical development plans. See “Risk Factors—The ongoing COVID-19 pandemic, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including through disruption to our planned clinical trials, supply chains, business operations and commercialization efforts for Trudhesa and any future product candidates.”

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

We are not currently in compliance with the NASDAQ Global Market’s minimum market value of listed securities requirement of $50 million and the NASDAQ Global Market minimum market value of publicly held shares requirement of $15 million. If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

Our common stock is currently listed on the NASDAQ Global Market (“Nasdaq”). Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. On April 11, 2023, we received a letter from Nasdaq notifying us that the Company did not meet the $15 million minimum market value of publicly held shares required to maintain continued listing as set forth in Nasdaq Marketplace Rule 5450(b)(2)(C) (the “MVPHS Rule”) for the 30-business day period ended April 5, 2023, and, as a result, we no longer comply with the MVPHS Rule for continued listing on Nasdaq. Additionally, on April 11, 2023, we received a second notice from Nasdaq stating that, for the for the 30-business day period ended April 5, 2023, we had not met the $50 million minimum market value of listed securities required to maintain continued listing as set forth in Nasdaq Marketplace Rule 5450(b)(2)(A) (the “MVLS Rule” and together with the MVPHS Rule, the “Rules”).

As provided in the Nasdaq rules, we have 180 calendar days, or until October 9, 2023, to regain compliance. To regain compliance, the market value of our publicly held shares must be $15 million or more for a minimum of 10 consecutive business days and the market value of our listed securities must close at $50 million or more for a minimum of 10 consecutive business days at any time prior to October 9, 2023.

If the Company has not regained compliance with such applicable Rules prior to October 9, 2023, we will also consider whether to apply to transfer our common stock to the Nasdaq Capital Market. The ability to transfer to the Nasdaq Capital Market would be dependent upon our meeting the applicable listing requirements for that exchange. If we are eligible to, and decide to, transition to the Nasdaq Capital Market, the transition would not impact our obligation to file periodic reports and other reports with the Securities and Exchange Commission under applicable federal securities laws.

If the Company does not transfer its securities to the Nasdaq Capital Market or if the Company is unable to regain compliance with the Rules by October 9, 2023, and the Company receives a delisting determination from Nasdaq, the Company may, at that time, request a hearing to remain on the Nasdaq Stock Market, which request will ordinarily suspend such delisting determination until a decision is issued by Nasdaq subsequent to the hearing. We have not yet determined what other actions we may pursue to regain compliance with the above Nasdaq continued listing requirement, and there can be no assurance that we will be able to regain compliance with such requirement. Our failure to regain compliance with the minimum bid price requirement under the Nasdaq listing rules may result in the delisting of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Oaktree Letter Agreement dated as of March 22, 2023, between the Registrant and Oaktree Fund Administration, LLC, as administrative agent.	10-K	001-40353	10.14	March 27, 2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Impel Pharmaceuticals Inc.
Date: May 12, 2023	By:	/s/ Adrian Adams
Adrian Adams
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Michael Kalb
Michael Kalb
Chief Financial Officer (Principal Financial and Accounting Officer)