Form 10-Q
period 2023-06-30
IMPEL PHARMACEUTICALS INC
filed 2023-08-18
CIK 1445499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of August 14, 2023 was 23,749,005.

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

In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about:

•
our estimates regarding expenses, future revenues, capital requirements and our need to raise substantial additional capital to fund our operations for at least the next 12 months as a going concern; and the increased expenses and administrative workload associated with being a public company;
•
our ability to re-negotiate our Senior Credit Agreement with Oaktree;
•
our expectations regarding our plans to explore strategic alternatives, pursue a new strategic reprioritization, explore strategic alternatives, halt research and development on certain product candidates, and the associated cost savings;
•
our ability to successfully execute our commercialization strategy for Trudhesa;
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
•
future regulatory, judicial, and legislative changes in our industry; and
•
future arrangements with, or investments in, other entities or associations, products, services or technologies.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheet

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$15,162	$60,654
Trade receivables, net	6,801	7,444
Inventory	6,985	8,427
Prepaid expenses and other current assets	3,956	3,284
Total current assets	32,904	79,809
Property and equipment, net	3,944	3,863
Operating lease right-of-use assets	4,442	3,132
Other assets	3,517	1,746
Total assets	$44,807	$88,550
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$3,458	$6,092
Accrued and other liabilities	11,818	12,503
Current portion of long-term debt	47,823	—
Current portion of deferred royalty obligation	56,394	2,027
Current portion of operating lease liability	1,728	1,541
Total current liabilities	121,221	22,163
Operating lease liability, net of current portion	2,744	1,573
Deferred royalty obligation, net of current portion	—	60,899
Long-term debt	—	48,072
Total liabilities	123,965	132,707
Commitments and contingencies (Note 6)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized: none issued	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 23,749,005 and 23,739,313 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	24	24
Additional paid-in capital	279,352	276,929
Accumulated deficit	(358,534)	(321,110)
Total stockholders’ (deficit) equity	(79,158)	(44,157)
Total liabilities and stockholders’ (deficit) equity	$44,807	$88,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue, net	$6,584	$2,803	$10,956	$4,562
Cost of goods sold	3,220	1,737	5,505	2,770
Gross profit	3,364	1,066	5,451	1,792
Operating expenses:
Research and development	200	3,951	3,203	7,601
Selling, general and administrative	19,268	18,095	41,307	37,894
Restructuring	—	—	1,481	—
Total operating expenses	19,468	22,046	45,991	45,495
Loss from operations	(16,104)	(20,980)	(40,540)	(43,703)
Other income (expense), net :
Interest income (expense), net	(3,015)	(3,450)	(5,948)	(7,877)
Other income (expense), net	11,762	(774)	9,064	(594)
Total other income (expense), net	8,747	(4,224)	3,116	(8,471)
Loss before income taxes	(7,357)	(25,204)	(37,424)	(52,174)
Provision (benefit) for income taxes	—	—	—	—
Net loss and comprehensive loss	$(7,357)	$(25,204)	$(37,424)	$(52,174)
Net loss per share - basic and diluted	$(0.31)	$(1.09)	$(1.58)	$(2.25)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	23,748,008	23,178,302	23,746,946	23,161,133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — December 31, 2022	23,739,313	$24	$276,929	$(321,110)	$(44,157)
Stock-based compensation expense	—	—	1,319	—	1,319
Release of restricted stock units	6,944	—	—	—	—
Net loss and comprehensive loss	—	—	—	(30,067)	(30,067)
Balance — March 31, 2023	23,746,257	$24	$278,248	$(351,177)	$(72,905)
Stock-based compensation expense	—	—	1,099	—	1,099
Issuance of common stock upon the exercise of stock options	2,748	—	5	—	5
Net loss and comprehensive loss	—	—	—	(7,357)	(7,357)
Balance — June 30, 2023	23,749,005	$24	$279,352	$(358,534)	$(79,158)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2021	23,123,062	$23	$267,283	$(214,798)	$52,508
Stock-based compensation expense	—	—	1,795	—	1,795
Issuance of common stock upon the exercise of stock options	50,235	—	149	—	149
Net loss and comprehensive loss	—	—	—	(26,970)	(26,970)
Balance — March 31, 2022	23,173,297	$23	$269,227	$(241,768)	$27,482
Stock-based compensation expense	—	—	1,579	—	1,579
Issuance of common stock upon the exercise of stock options	23,016	—	53	—	53
Net loss and comprehensive loss	—	—	—	(25,204)	(25,204)
Balance — June 30, 2022	23,196,313	$23	$270,859	$(266,972)	$3,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(37,424)	$(52,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,418	3,374
Depreciation and amortization	215	599
Non-cash lease expense	813	537
Non-cash interest expense and amortization of debt discount and issuance costs	2,120	2,696
Loss on early extinguishment of debt	—	3,251
Change in fair value of derivatives	(8,900)	558
Change in fair value of warrant liabilities	(193)	74
Write-down of inventory to net realizable value	1,070	—
Long-lived asset impairment	417	—
Changes in operating assets and liabilities:
Accounts receivable	643	(3,442)
Inventory	(1,256)	(2,622)
Prepaid expenses and other current assets	(673)	(2,295)
Other assets	(20)	—
Accounts payable	(2,634)	(1,620)
Accrued liabilities	(414)	(1,394)
Operating lease	(765)	(520)
Net cash used in operating activities	$(44,583)	$(52,978)
Cash flows from investing activities:
Purchases of property and equipment	(914)	(215)
Net cash used in investing activities	$(914)	$(215)
Cash flows from financing activities:
Proceeds from deferred royalty obligation, net of issuance costs	—	48,418
Proceeds from issuance of long-term debt, net of issuance costs	—	47,440
Payments on long-term debt, including final payment	—	(32,853)
Proceeds from issuance of common stock upon exercise of stock options	5	198
Payment of deferred offering costs	—	(395)
Net cash provided by financing activities	$5	$62,808
Net (decrease) increase in cash and cash equivalents	(45,492)	9,615
Cash — Beginning of period	60,654	88,212
Cash — End of period	$15,162	$97,827
Supplemental disclosures of cash flow information:
Right-of-use asset obtained in exchange for new operating lease liability	$2,123	$3,583
Accrued inventory purchases	122	1,483
Recognition of derivative liabilities	—	1,905
Purchase of property and equipment included in accounts payable and accrued liabilities	104	4

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

The Company’s strategy is to pair its POD®, upper nasal delivery technology with well-understood therapeutics or other therapeutics where rapid vascular absorption is preferred to drive therapeutic benefit, improve patient outcomes, reduce drug development risk and expand the commercial opportunity within its target diseases. The Company was incorporated under the laws of the State of Delaware on July 24, 2008, and maintains its headquarters and principal operations in Seattle, Washington. In April of 2022, the Company changed its name from Impel NeuroPharma, Inc. to Impel Pharmaceuticals Inc.

Recent Developments

From the Company’s inception through June 30, 2023, it raised an aggregate of $397.8 million in proceeds from the issuance of its common stock, proceeds pursuant to the Revenue Interest Financing Agreement (deferred royalty obligation), sale and issuance of redeemable convertible preferred stock, convertible notes, debt and warrants. The Company had a cash and cash equivalents balance of $15.2 million as of June 30, 2023. The Company currently has an effective 2022 Shelf Registration Statement on file with the Securities and Exchange Commission ("SEC"). The 2022 Shelf Registration Statement permits the offering, issuance and sale by the Company of up to an aggregate offering price of $200.0 million of common stock, preferred stock, debt securities, warrants, subscription rights and/or units in one or more offerings and in any combination.

Further, the Senior Credit Agreement with Oaktree Fund Administration, LLC as administrative agent, and the lenders party thereto, or collectively Oaktree, as further described in Note 8, requires maintaining a minimum of $12.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Senior Credit Agreement. Among other loan covenant requirements, the Senior Credit Agreement also requires the Company to provide an audit opinion of its annual financial statements not subject to any "going concern" or like qualification or exception or explanatory paragraph of going concern footnote, however, any such audit report shall not be considered qualified due to the inclusion of an explanatory paragraph in the audit opinion based on the impending maturity date of any indebtedness within twelve months from the date of issuance of the annual financial statements, the prospective breach of any financial covenant thereunder or liquidity issues due to ordinary course liabilities. On March 22, 2023, the Company entered into the Oaktree Letter Agreement in connection with its Senior Credit Agreement, to obtain a waiver from Oaktree of any default or event of default arising from the going concern explanatory paragraph included in the report of its Independent Registered Public Accounting Firm on its audited consolidated financial statements for the year ended December 31, 2022.

As of the filing date of this Form 10-Q, the Company was not in compliance with maintaining the minimum liquidity covenant of $12.5 million in unrestricted cash and cash equivalents. Although the Company is currently in default, Oaktree has not taken any action to accelerate the maturity of the debt under the Senior Credit Agreement. The Company does not currently have sufficient liquidity to fund payment of the amounts that would be due under the Senior Credit Agreement nor does management have projected future cash flows to repay these outstanding borrowings under the Senior Credit Agreement. The Company’s inability to raise additional capital on acceptable terms in the near future, whether for purposes of funding payments required under the Senior Credit Agreement or providing additional liquidity needed for its operations, could have a material adverse effect on its business, results of operations, liquidity and financial condition.

In response to these conditions, the Company is currently in negotiations with Oaktree to seek a forbearance and amendment agreement to remedy the Company’s current and anticipated noncompliance with its covenants under the Senior Credit Agreement. The Company is also currently in negotiations with Oaktree and other investors regarding the terms of an approximately $20.0 million potential bridge financing facility. The Company continues to evaluate potential financing, business development and other strategic alternatives, that might be available to us to maximize stockholder value, particularly given the Company’s current liquidity position. Potential strategic alternatives may include restructuring or refinancing of the Company’s debt, seeking additional debt or equity capital, reducing or delaying the Company’s business activities, a sale of all or a portion of the Company, a combination of these, or other strategic transactions. We currently have no commitments to engage in any specific strategic transaction and there can be no assurance that we will be able to complete additional or alternative financings, business development transactions or other strategic alternatives. Further, there can be no assurances that they will result in the completion of any such amendment, transaction or other alternative that would alleviate such conditions under the Senior Credit Agreement or the circumstances that give rise to substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the filing date of this Form 10-Q. If the strategic process is unsuccessful, our Board may decide to obtain relief under the US Bankruptcy Code. The Company has hired advisors, if needed, to assist with filing for bankruptcy protection. Accordingly, the Company determined that it cannot be certain that the Company’s plans and initiatives would be effectively implemented within one year after the filing date. Without giving effect to the Company’s plans and initiatives, it is unlikely that the Company will be able to generate sufficient cash flows to meet its required financial obligations, including its debt service and other obligations due to third parties within one year after filing date of this Form 10-Q. The existence of these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the issuance of these interim financial statements. All outstanding borrowings under the Senior Credit Agreement and deferred royalty obligation are classified as short term on the Condensed Consolidated Balance Sheets as of June 30, 2023 due to the debt covenant violation at the time of the issuance of these interim financial statements.

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

The condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss, and changes in stockholders’ (deficit) equity for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2023 and its results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and six month periods is also unaudited. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2022 included in its Annual Report on Form 10-K filed with the SEC on March 27, 2023.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses were $4.1 million and $6.9 million for the three and six months ended June 30, 2023. The Company incurred $1.4 million and $3.5 million for the three and six months ended June 30, 2022.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and right of use assets. The Company reviews property and equipment and right of use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability is measured by comparison of the carrying amount of the asset or asset group to the future undiscounted cash flows which the asset or asset group is expected to generate. If the asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life.

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

3. Fair Value Measurements

The following table summarizes the fair value of the Company’s financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$68	$68
Derivative liability - Deferred royalty obligation	—	—	2,660	2,660
Derivative liability - Oaktree term loan	—	—	-	-
Total financial liabilities	$—	$—	$2,728	$2,728

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$261	$261
Derivative liability - Deferred royalty obligation	—	—	11,000	11,000
Derivative liability - Oaktree term loan	—	—	560	560
Total financial liabilities	$—	$—	$11,821	$11,821

The following table summarizes the change in the fair value of the common stock warrant liabilities for the six months ended June 30, 2023 (in thousands):

Beginning balance as of December 31, 2022	$261
Changes in fair value	(193)
Ending balance as of June 30, 2023	$68

The following table summarizes the change in the estimated fair value of the Company’s derivative liabilities for the six months ended June 30, 2023 (in thousands):

Beginning balance as of December 31, 2022	$11,560
Change in fair value of derivatives - Deferred royalty obligation	(8,340)
Change in fair value of derivatives - Oaktree term loan	(560)
Ending balance as of June 30, 2023	$2,660

Fair values of the Company’s common stock warrants and the derivative liabilities are based on significant inputs not observed in the market, and thus represent a Level 3 measurement.

The Senior Credit Agreement with Oaktree contains embedded derivatives requiring bifurcation as a derivative instrument. The derivative liability related to the Oaktree term loan is netted with the term loan in the consolidated financial statements (see Note 6 for additional details). The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other income (expense), net. The fair value of the embedded derivative liabilities associated with the term loan was estimated using a probability weighted discounted cash flow model to measure the fair value. This involves significant Level 3 inputs and assumptions including an (i) estimated probability and timing of a change in control and event of default, and (ii) our risk-adjusted discount rate.

The embedded derivative liability associated with our deferred royalty obligation (see Note 8) is measured at fair value using an option pricing Monte Carlo simulation model and is netted with the deferred royalty obligation in the consolidated financial statements. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other expense, net. The assumptions used in the option pricing Monte Carlo simulation model include:(i) the probability-weighted net sales of Trudhesa; (ii) our risk-adjusted discount rate; (iii) our cost of debt; and (iv) the probability of a change in control and event of default occurring during the term of the instrument. The effect of an increase or decrease of 5% of the probability of (i) a change in control, (ii) event of default and (iii) forecast net sales of Trudhesa, would result in a loss of $0.1 million or a gain of $0.6 million, respectively. The decrease in the fair value of the embedded derivative liability at June 30, 2023 was based on changes in the expectations of timing and probability of occurrence an event of default and to a lesser extent, a change in control.

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

The Company incurred the following Restructuring charges consisting of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs (in thousands):

Six Months Ended June 30, 2023
Severance and employee-related costs	$1,007
Long-lived asset impairments and write-offs	415
Supplemental one-time termination charges	59
Total	$1,481

The Company estimated that it will incur total cash expenses of approximately $1.0 million related to the Restructuring of which $0.8 million was paid in the first half of 2023. The cash payments were primarily comprised of severance and other related costs.

The Company also completed an evaluation of the impact of the Restructuring on the carrying value of its long-lived assets, such as property and equipment. This process includes evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. Based on its evaluation, the Company determined that certain of its long-lived assets were impaired as of March 31, 2023, and it recognized an impairment charge of $0.4 million related to its long-lived assets for the six months ended June 30, 2023. The Company may incur additional costs not currently contemplated due to events that may occur because of, or that are associated with, the Restructuring.

The following table summarizes the activity related to the restructuring liabilities included in accrued liabilities on the condensed consolidated balance sheet associated with our restructuring initiatives for the six months ended June 30, 2023 (in thousands):

June 30, 2023
Balance as of December 31, 2022	$—
Restructuring, impairment and related charges	1,481
Cash payments	(789)
Noncash activities	(472)
Balance as of June 30, 2023	$220

5. Balance Sheet Components

Inventory

Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$4,989	$2,461
Work-in-process	4,647	4,191
Finished goods	659	3,334
Total inventories	10,295	9,986
Less: long-term inventories	(3,310)	(1,559)
Total current inventories	$6,985	$8,427

Inventory amounts written down to net realizable value in the consolidated statements of operations and comprehensive loss included a charge of $0.2 million and $1.0 million to cost of goods sold during the three and six months ended June 30, 2023, related to excess and obsolescence reserves associated with Trudhesa.

The Company classifies its inventories based on its anticipated levels of sales, any inventory in excess of its normal operating cycle is classified as long-term within Other Assets on its consolidated balance sheets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Other prepaids	$2,261	$1,587
Prepaid insurance	1,264	1,036
Other current assets	418	649
Tax refund receivable	13	12
Total prepaid expenses and other current assets	$3,956	$3,284

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued sales discounts and allowances	$4,567	$3,376
Accrued compensation	3,868	5,287
Accrued professional services	2,387	1,808
Accrued other liabilities	892	1,662
Accrued construction in progress	104	370
Total accrued liabilities	$11,818	$12,503

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company did not accrue any costs as of June 30, 2023 and December 31, 2022, as no contingent liabilities were deemed to be probable.

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

Commercial Fleet Leases

During 2022 and in first half of 2023, the Company took delivery of a portion of its commercial car fleet for its salesforce. Each commercial fleet lease has a term of 12 months including options to renew for a total of 54 months, we believe a total of 36 months is deemed reasonable to exercise. In addition, the Company can terminate the vehicle leases at any time without a significant penalty. For the discount rate used in the commercial fleet lease, the Company used the weighted-average rate implicit in the commercial fleet leases.

As of June 30, 2023, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

June 30, 2023
Remaining 2023	$999
2024	1,716
2025	807
2026	315
2027 and thereafter	1,830
Total undiscounted cash flows	5,667
Less: imputed interest	(1,195)
Total lease liabilities	4,472
Less: current portion	(1,728)
Lease liabilities	$2,744

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

June 30, 2023
Weighted average remaining lease term (years)	4.9
Weighted average discount rate	7.8%

Operating lease expense was $0.5 and $0.3 million for the three months ended June 30, 2023 and 2022, respectively and $1.0 and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. Variable lease expense was $0.1 and $0.2 million for operating leases during the three and six months ended June 30, 2022. Rent expense recognized for short term leases was $0.1 and $0.2 million for the three and six months ended June 30, 2022. The Company did not incur any variable lease expense and rent expense for short term leases for the three and six months ended June 30, 2023.

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

The Company identified a number of embedded derivatives that require bifurcation from the term loan and that were separately accounted for in the consolidated financial statements as one compound derivative liability. Certain of these embedded features include change in control provisions, events of default and contingent rate increases and were determined to qualify as an embedded derivative under ASC 815-40. The embedded derivative and the term loan obligation have been netted to result in a net loan obligation and is classified as a Level 3 financial liability in the fair value hierarchy as of June 30, 2023. The fair value of the embedded derivative liabilities associated with the term loan were estimated using the discounted cash flow method under the income approach. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control and events of default (see Note 3 for additional details). The Company re-evaluates this assessment each reporting period and records any gains or losses in other income (expense). The initial recognition of the embedded derivative liability upon issuance of the Oaktree term loan was $0.4 million and was included in the term loan obligation in the consolidated Balance Sheets. At June 30, 2023 and December 31, 2022 the fair value of the embedded derivative liability was zero and $0.6 million, respectively.

In connection with the issuance of the term loan, the Company recorded debt discount and debt issuance costs of $2.9 million. The discount and issuance costs are amortized over the life of the term loan. Interest expense for the three months ended June 30, 2023 and 2022 was $1.9 million and $1.4 million, respectively, and for the six months ended June 30, 2023 and 2022 was $3.8 million and $1.6 million, respectively, and is inclusive of non-cash amortization of the debt discount and debt issuance costs and accretion of final payment. The fair value of the term loan at June 30, 2023 and December 31, 2022 was $53.9 million and $51.9 million, respectively.

A portion of the loan proceeds were used to repay in full the $32.9 million aggregate principal amount (including the prepayment fee and final payment fee) of loans outstanding owed to Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB” and together with Oxford, the “Prior Lenders”) by the Company in the first quarter of 2022.

As of June 30, 2023, the Company was in compliance with all applicable covenants, however, the Company violated the minimum liquidity covenant prior to and as of the date of issuance of these interim financial statements and as such the Term Loan has been classified as a current liability on the June 30, 2023 condensed consolidated balance sheet.

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

If the Purchasers have not received 100% of the Investment Amount by February 15, 2027, the first tier royalty rate will be subject to an increase from 7.75% to 10.75%. As of June 30, 2023, the Company has made $1.2 million in payments to the Purchasers. The Company's obligations under the RIF are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Oaktree Fund Administration, LLC, as administrative agent for the lenders under the Senior Credit Agreement, by a perfected security interest in (i) accounts receivable arising from net sales of Trudhesa and (ii) intellectual property that is claiming or covering Trudhesa, or any method of using, making or manufacturing Trudhesa, including regulatory approvals, clinical data and all other Trudhesa assets.

The Company evaluated the terms of the deferred royalty obligation and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company accounted for the transaction as long-term debt recorded at amortized cost using the effective interest method. The Company further evaluated the terms of the debt and determined that the Put Options under the RIF that are exercisable by Purchasers upon certain contingent events were determined to be embedded derivatives requiring bifurcation and separately accounted for as a single compound derivative instrument (see Note 3). The Put Option has been determined to qualify as an embedded derivative under ASC 815-40. The embedded derivative and the deferred royalty obligation have been netted to result in a net deferred royalty obligation as of June 30, 2023 and December 31, 2022. The embedded derivative is classified as a Level 3 financial liability in the fair value hierarchy. The Company determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control or event of default occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 3, “Fair Value of Financial Instruments”. The Company recorded the initial fair value of the derivative liability of $1.5 million which was included in the deferred royalty obligation in the consolidated Balance Sheet. The Company remeasures the derivative liability to fair value each reporting period until the termination of the RIF. At June 30, 2023 and December 31, 2022 the fair value of the derivative liability is $2.7 million and $11.0 million, respectively.

The effective interest rate as of June 30, 2023 was 9.1%. In connection with the deferred royalty obligation, we incurred debt issuance costs totaling $1.4 million. Debt issuance costs have been netted against the deferred royalty obligation and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs. The assumptions used in determining the expected repayment term of the obligation and amortization period of the issuance costs requires that we make estimates that could impact the short and long-term classification of these costs, as well as the period over which these costs will be amortized.

The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions including population, penetration, probability of success, and sales price, among others. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the deferred royalty obligations and the effective interest rate. Interest expense recognized for the three months ended June 30, 2023 and 2022 was $1.2 million and $2.0 million, and for the six months ended June 30, 2023 and 2022 was $2.5 million and $2.4 million respectively. The fair value of the deferred royalty obligation at June 30, 2023 and December 31, 2022 is $51.7 million and $48.9 million, respectively, inclusive of the fair value of the derivative liability.

The Senior Credit Agreement contains cross-default provisions with the Deferred Royalty Obligation, so that if a default occurs under any one of these agreement, the lenders could declare a default. The violation of the minimum liquidity covenant under the Senior Credit Agreement prior to and as of the date of the issuance of these interim financial statements, triggered the default of the Deferred Royalty Obligation. As of June 30, 2023, the Deferred Royalty Obligation has been classified as a current liability in conjunction with the event of default occurring under the Senior Credit Agreement.

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

On March 17, 2022, upon entering into the Senior Credit Agreement, the Company repaid the $30.0 million of outstanding principal, interest, including prepayment and final payment fees owed under the Loan Agreement to the Prior Lenders. The Company recorded a loss of $3.3 million on the early extinguishment of debt related to the unamortized debt discount associated with the fair value of the warrants, final payment fee, and unamortized debt issuance costs. The loss on early extinguishment was recognized as a component of interest expense, net in the consolidated statement of operations and other comprehensive loss. Interest expense for the three and six months ended June 30, 2022 was $0.7 million and was inclusive of non-cash amortization in the amount of $0.2 million related to the amortization of the debt issuance costs and accretion of final payment.

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

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	June 30, 2023	December 31, 2022
Stock incentive plans	7,776,500	6,351,263
Exercise of common stock warrants	94,688	94,688
Total	7,871,188	6,445,951

Open Market Sales Agreement

In May 2022, the Company entered into a sales agreement with Cowen and Company, LLC, as a sales agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million through an at-the-market Program (the "2022 ATM Program"), under the 2022 Shelf Registration Statement. As of June 30, 2023, $45.0 million in shares of common stock remain eligible for sale under the 2022 ATM Program.

10. Stock Incentive Plans

As of June 30, 2023, the Company’s equity incentive plans authorized a total of 7,776,500 shares, of which 2,894,973 shares are available for future grant, and 4,881,927 shares are outstanding.

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

Effective January 1, 2023, the 2021 Plan and ESPP reserves increased by 1,186,965 shares and 237,393 shares, respectively. Changes in shares available for grant under the 2021 Plan during the six months ended June 30, 2023 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2022	1,837,854
2021 Plan reserve increase January 1, 2023	1,186,965
ESPP reserve increase January 1, 2023	237,393
Options and restricted units granted	(1,193,143)
Options and restricted units forfeited, cancelled, or expired	825,904
Shares available for grant at June 30, 2023	2,894,973

Stock-Based Compensation Expense

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$59	$23	$76	$54
Research and development	54	199	224	610
Selling, general and administrative	986	1,357	2,118	2,710
Total stock-based compensation expense	$1,099	$1,579	$2,418	$3,374

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

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock at June 30, 2023.

A summary of the Company’s stock option activity under its stock option plans was as follows (in thousands, except share and per share data and years):

	Options Outstanding
	Number of Options	Weighted -Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance — December 31, 2022	4,275,909	$8.08	7.5	$1,038
Authorized	—
Granted	1,145,643	2.23
Exercised	(2,748)	1.97
Cancelled	(789,777)	5.45
Balance — June 30, 2023	4,629,027	$6.82	7.5	$—
Exercisable — June 30, 2023	2,491,654	$7.10	6.3	$—

As of June 30, 2023, there was $8.9 million of total unrecognized compensation cost related to unvested options that are expected to vest. The cost is expected to be recognized over a weighted-average period of 2.4 years.

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	71.3%-71.4%	72.7%-73.4%	70.7%-71.4%	72.7%-73.4%
Risk-free interest rate	3.38% -3.94%	2.79% - 3.33%	3.38% -3.95%	1.70% - 3.33%
Expected dividends	—	—	—	—

Restricted Stock Units

The Company’s Restricted Stock Units ("RSUs") are considered non-vested share awards and require no payment from the employee. For each RSU, employees receive one share of common stock at the end of the vesting period. The employee can elect to receive the one share of common stock net of taxes or pay for taxes separately and receive the entire share. The fair value of a restricted stock unit award at the grant date is equal to the market price of the Company's common stock on the grant date. Compensation expense is recorded based on the market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the requisite service period. As of June 30, 2023, there was less than $0.1 million of total unrecognized compensation cost related to the Company's RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 0.9 years.

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

In the period it becomes probable that the minimum revenue threshold specified in the award will be achieved, we recognize expense for the proportionate share of the total fair value of the PSUs related to the vesting period that has already lapsed for the shares expected to vest and be released. The remaining fair value of the shares expected to vest and be released is expensed on a straight-line basis over the balance of the vesting period. In the event the Company determines it is no longer probable that we will achieve the minimum threshold specified in the award, we reverse all of the previously recognized compensation expense in the period such a determination is made.

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

There were no PSUs that vested during the six months ended June 30, 2023 and 205,000 and 237,500 PSUs are outstanding as of June 30, 2023 and December 31, 2022, respectively.

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

The Company’s effective tax rate for the three and six months ended June 30, 2023 and 2022 differs from the U.S. statutory rate due to ongoing cumulative losses and the related valuation allowance.

During the three and six months ended June 30, 2023, the Company reported U.S. pre-tax losses, consistent with prior years to date. The Company has not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that its U.S. deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against its U.S. deferred tax assets.

12. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax or after-tax basis. The Company makes discretionary matching contributions of up to 4% of a participating employee’s salary. For the three and six months ended June 30, 2023, the amount expensed under the plan was $0.2 million and $0.5 million respectively. For the three and six months ended June 30, 2022, the amount expensed under the plan was $0.2 million and $0.4 million respectively.

13. Net Loss Per Share

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Stock options to purchase common stock	4,629,027	4,135,901
Non-vested RSUs and PSUs	252,500	485,571
Warrants to purchase common stock	94,688	94,688
Total	4,976,215	4,716,160

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

Overview

Due to the fact that we were unable to generate sufficient cash flows from operations, obtain funding to sustain operations, or reduce or stabilize expenses to the point where we could have realized a net positive cash flow, management and our board of directors determined that it was in the best interests of the stockholders to seek a strategic alternative so that we could continue to operate. If the strategic process is unsuccessful, our Board may decide to obtain relief under the US Bankruptcy Code. We have hired advisors to explore strategic alternatives including, if needed, filing for bankruptcy protection. Further, we are currently not in compliance with maintaining the minimum liquidity covenant of $12.5 million in unrestricted cash and cash equivalents under our Senior Credit Agreement with Oaktree as of the date of the filing of this Form 10-Q.

In response to these conditions, we are currently in negotiations with the Oaktree to seek a forbearance and amendment agreement to remedy our current and anticipated noncompliance with the covenants under the Senior Credit Agreement and with Oaktree and other investors regarding the terms of an approximately $20.0 million potential bridge financing facility. Oaktree may accelerate all of our repayment obligations and take control of our pledged assets following the forbearance period. We continue to evaluate potential financing, business development and other strategic alternatives that might be available to us to maximize stockholder value, particularly given our current liquidity position. Potential strategic alternatives may include restructuring or refinancing our debt, seeking additional debt or equity capital, reducing or delaying our business activities, a sale of all or a portion of the company, a combination of these, or other strategic transactions. We currently have no commitments to engage in any specific strategic transaction and there can be no assurance that we will be able to complete additional or alternative financings, business development transactions or other strategic alternatives. Further, there can be no assurances that they will result in the completion of any such amendment, transaction or other alternative that would alleviate such conditions under the Senior Credit Agreement.

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

We have retained all development and commercial rights to Trudhesa. Given the concentrated prescriber base of our target market for Trudhesa, we independently launched in October of 2021. Trudhesa was launched with an initial sales force of 60 representatives and expanded to approximately 90 representatives in the third quarter of 2022 to support our targeted launch strategy. The sales team is supported by an established market access, medical affairs, marketing, and operations infrastructure. Our commercial efforts are focused on approximately 11,000 high value healthcare professionals targets that prescribe approximately 40% of all migraine prescriptions and 73% of all acute branded total prescriptions. Importantly, we have secured managed care contracts providing access to Trudhesa for greater than 80% of commercial lives in the United States. We have deployed a robust sample program to ensure trial with Trudhesa for patients seeking better treatments and outcomes. Through both our commercial and medical affairs infrastructure we have engaged healthcare practitioners and patients, partnered with national associations and actively supported advocacy groups in the migraine market. These efforts have been, and will continue to be, supplemented with non-personal promotion to all targeted and non-targeted medium value physicians. To capture the maximum commercial opportunity of Trudhesa, we may also selectively seek partners to commercialize the product outside of our target markets, including additional penetration within the broader primary care setting, as well as in geographies outside of the United States. Through June 30, 2023, there have been approximately 102,000 prescriptions of Trudhesa generated since launch and, based on third-party data, we believe Trudhesa accounts for approximately 4.5% of total branded acute migraine prescriptions among over 3,100 unique Trudhesa prescribers since launch. Additionally, based on internal data, approximately 61% of new Trudhesa patients eligible for a refill have received a second prescription.

On February 22, 2023, we announced plans to reduce our workforce by approximately 16% and incurred a charge of approximately $1.5 million primarily consisting of severance costs, employee-related benefits, supplemental one-time termination payments, and asset write-downs in the first quarter of 2023. We have reprioritized spend to capitalize on the continued positive momentum in payor and prescriber uptake of Trudhesa and halt research and development efforts on our prior product candidate INP105 to address acute agitation and aggression in autism spectrum disorder.

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

Through June 30, 2023, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock, proceeds pursuant to a Revenue Interest Financing Agreement ,or RIF, that we entered into in March 2022 with certain purchasers party thereto and Oaktree Fund Administration, LLC as administrative agent, redeemable convertible preferred stock, warrants, debt and convertible notes. We have incurred significant operating losses to date. Our net losses were $37.4 million and $52.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $358.5 million and a cash balance of $15.2 million.

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

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following tables summarize our results of operations for the periods presented.

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Product revenue, net	$6,584	$2,803	$3,781
Cost of goods sold	3,220	1,737	1,483
Gross profit	3,364	1,066	2,298
Operating expenses:
Research and development	200	3,951	(3,751)
Selling, general and administrative	19,268	18,095	1,173
Restructuring	-	—	—
Total operating expenses	19,468	22,046	(2,578)
Loss from operations	(16,104)	(20,980)	4,876
Interest income (expense), net	(3,015)	(3,450)	435
Other income (expense), net	11,762	(774)	12,536
Total other income (expense), net	8,747	(4,224)	12,971
Loss before income taxes	(7,357)	(25,204)	17,847
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(7,357)	$(25,204)	$17,847

Product revenue, net

Net product revenue was $6.6 million for the three months ended June 30, 2023, compared to $2.8 million for the three months ended June 30, 2022. The increase of $3.8 million in net product revenue is due to both increased Trudhesa sales volume and improvements in net price realization due to decreases in the bridge and co-pay savings program discount during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Sales allowances and accruals mostly consisted of the bridge and co-pay savings program discounts, managed care rebates and distribution fees.

Cost of goods sold

Cost of goods sold of $3.2 million for the three months ended June 30, 2023 compared to $1.7 million for the three months ended June 30, 2022 is related to manufacturing, conversion and packing costs related to the cost of Trudhesa products sold, in addition to certain overhead costs. For the three months ended June 30, 2023, we recorded a $0.2 million charge related to excess and obsolescence reserves associated with Trudhesa.

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

Research and Development

Research and development expenses were $0.2 million for the three months ended June 30, 2023, compared to $4.0 million for the three months ended June 30, 2022. The decrease of $3.8 million is primary due to decreased personnel costs and program costs as we redirected our resources from research and development activities and pivoted our focus to supporting our commercial operations rather than research and development in the first quarter of 2023. As a result of this strategic reprioritization we expect our research and development expense to continue to decrease for the remainder of 2023 as compared to 2022.

The following table summarizes the period-over-period change in research and development expenses by product candidate for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Program-specific costs:
Trudhesa	$24	$770	$(746)
INP105	(85)	812	(897)
Total program-specific costs	(61)	1,582	(1,643)
Non program-specific costs:
Personnel-related	$240	$2,148	$(1,908)
Internal, overhead and other expenses	21	221	(200)
Total non program-specific costs	261	2,369	(2,108)
Total research and development expenses	$200	$3,951	$(3,751)

Selling, General and Administrative

Selling, general and administrative expenses were $19.3 million for the three months ended June 30, 2023, compared to $18.1 million for the three months ended June 30, 2022. The increase of $1.2 million was primarily due to increased commercial operations and increased promotional and marketing spend of $2.2 million in the three months ended June 30, 2023 compared to the same period in 2022, partially offset by lower administrative expenses of $0.7 million and lower stock-based compensation of $0.3 million.

Restructuring

There were no restructuring expenses for the three months ended June 30, 2023 and 2022.

Interest income (expense), net

Interest income (expense), net was an expense of $3.0 million for the three months ended June 30, 2023, compared to expense of $3.5 million for the three months ended June 30, 2022. The decrease in expense of $0.5 million was due to lower RIF interest expense in 2023 of $0.9 million partially offset by an increase in term loan interest of $0.4 million compared to the three months ended June 30, 2022.

Other Income (Expense), Net

Other income (expense), net was income of $11.8 million for the three months ended June 30, 2023, compared to expense of $0.8 million for the three months ended June 30, 2022. The increase in Income of $12.5 million was primarily due to a decrease in the fair value of the Oaktree term loan and RIF derivatives of $11.7 million related to changes in expectations of timing and probability of an event of default and occurrence of a change in control.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following tables summarize our results of operations for the periods presented.

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Product revenue, net	$10,956	$4,562	$6,394
Cost of goods sold	5,505	2,770	2,735
Gross profit	5,451	1,792	3,659
Operating expenses:
Research and development	3,203	7,601	(4,398)
Selling, general and administrative	41,307	37,894	3,413
Restructuring	1,481	-	1,481
Total operating expenses	45,991	45,495	496
Loss from operations	(40,540)	(43,703)	3,163
Interest income (expense), net	(5,948)	(7,877)	1,929
Other income (expense), net	9,064	(594)	9,658
Loss before income taxes	(37,424)	(52,174)	14,750
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(37,424)	$(52,174)	$14,750

Product revenue, net

Net product revenue was $11.0 million for the six months ended June 30, 2023, compared to $4.6 million for the three months ended June 30, 2022. The increase of $6.4 million in net product revenue is due to both increased Trudhesa sales volume and improvements in net price realization due to decreases in the bridge and co-pay savings program discount during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Sales allowances and accruals mostly consisted of the bridge and co-pay savings program discounts, managed care rebates and distribution fees.

Cost of goods sold

Cost of goods sold of $5.5 million for the six months ended June 30, 2023 compared to $2.8 million for the six months ended June 30, 2022 is related to manufacturing, conversion and packing costs related to the cost of Trudhesa products sold, in addition to certain overhead costs. For the six months ended June 30, 2023, we recorded a $1.1 million charge related to excess and obsolescence reserves associated with Trudhesa.

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

Research and Development

Research and development expenses were $3.2 million for the six months ended June 30, 2023, compared to $7.6 million for the six months ended June 30, 2022. The decrease of $4.4 million is primarily due to decreased personnel costs and program costs as we redirected our resources from research and development activities and pivoted our focus to supporting our commercial operations rather than research and development in the first quarter of 2023. As a result of this strategic reprioritization we expect our research and development expense to continue to decrease for the remainder of 2023 as compared to 2022.

The following table summarizes the period-over-period change in research and development expenses by product candidate for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Program-specific costs:
Trudhesa	$325	$1,249	$(924)
INP105	669	1,441	(772)
Total program-specific costs	994	2,690	(1,696)
Non program-specific costs:
Personnel-related	$2,047	$4,501	$(2,454)
Internal, overhead and other expenses	162	410	(248)
Total non program-specific costs	2,209	4,911	(2,702)
Total research and development expenses	$3,203	$7,601	$(4,398)

Selling, General and Administrative

Selling, general and administrative expenses were $41.3 million for the six months ended June 30, 2023, compared to $37.9 million for the six months ended June 30, 2022. The increase of $3.4 million was primarily due to increased commercial operations and increased promotional and marketing spend of $4.5 million in the three months ended June 30, 2023 compared to the same period in 2022, partially offset by lower stock-based compensation of $0.6 million and lower administrative expenses of $0.5 million.

Restructuring

Restructuring expenses were $1.5 million for the six months ended June 30, 2023 and represent one-time termination benefits and contractual termination benefits for severance costs related to the reduction in force and impairment charges related to our long-lived assets. There were no restructuring expenses for the six months ended June 30, 2022.

Interest income (expense), net

Interest income (expense), net was an expense of $5.9 million for the six months ended June 30, 2023, compared to expense of $7.9 million for the six months ended June 30, 2022. The decrease in expense of $1.9 million was due to the absence of debt extinguishment costs of $3.3 million incurred in the six months ended June 30, 2022, partially offset by $1.5 million of higher interest expense related to our Oaktree term loan and RIF for the six months ended June 30, 2023.

Other Income (Expense), Net

Other income (expense), net was income of $9.1 million for the six months ended June 30, 2023, compared to expense of $0.6 million for the six months ended June 30, 2022. The increase in Income of $9.6 million was primarily due to a decrease in the fair value of the Oaktree term loan and RIF derivatives of $8.9 million related to changes in expectations of timing and probability of an event of default and occurrence of a change in control.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Through June 30, 2023, we have funded our operations primarily through the issuance of common stock, proceeds pursuant to the RIF, convertible promissory notes, redeemable convertible preferred stock, debt, and warrants with aggregate proceeds of $397.8 million. As of June 30, 2023, we had available cash and cash equivalents of $15.2 million and an accumulated deficit of $358.5 million.

We have an effective shelf registration statement on Form S-3 filed with the SEC in May 2022, or the 2022 Shelf Registration, pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units from time to time and at prices and on terms that we may determine. In May 2022, we entered into a sales agreement with Cowen and Company, LLC, as a sales agent, pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million through an at-the-market program or the 2022 ATM program under the 2022 Shelf Registration. In July 2022, we sold 542,500 shares of common stock at a weighted-average price per share of $9.25 pursuant to the 2022 ATM Program and received proceeds of approximately $4.5 million, net of commissions and fees. As of June 30, 2023, $45.0 million in shares of common stock remain eligible for sale under the 2022 ATM Program.

Based upon our current operating plan, we estimate that our cash and cash equivalents as of June 30, 2023, are insufficient for us to fund operating, investing, and financing cash flow needs for twelve months subsequent to the issuance date of the financial statements as of and for the period ended June 30, 2023 and accordingly, we have determined that there is substantial doubt about our ability to continue as a going concern.

Our loan agreement with Oaktree includes covenants requiring us to provide an audit opinion on our annual financial statements that is not subject to any “going concern” or like qualification or exception (see Note 8—Debt for more information about our long-term obligations). On March 22, 2023, we entered into the Oaktree Letter Agreement in connection with our Senior Credit Agreement, to obtain a waiver from Oaktree of any default or event of default arising from the going concern explanatory paragraph included in the report of its Independent Registered Public Accounting Firm on its audited consolidated financial statements for the year ended December 31, 2022. The Senior Credit Agreement also requires us to maintain a minimum $12.5 million unrestricted cash balance at all times. As of the date of this filing, we are currently not in compliance with maintaining the minimum liquidity covenant of $12.5 million in unrestricted cash and cash equivalents, and although we are currently in default, as of the filing date of this Form 10-Q, Oaktree has not taken any action to accelerate the maturity of the debt under the Senior Credit Agreement. All outstanding borrowings under the Senior Credit Agreement and deferred royalty obligation are classified as short term on the Condensed Consolidated Balance Sheets as of June 30, 2023 due to the debt covenant violation prior to the issuance of these interim financial statements. In response to these conditions, we are currently in negotiations with the Oaktree to seek a forbearance and amendment agreement to remedy our current and anticipated noncompliance with the covenants under the Senior Credit Agreement. Oaktree may accelerate all of our repayment obligations and take control of our pledged assets following any forbearance period. We are also currently in negotiations with Oaktree and other investors regarding the terms of an approximately $20.0 million potential bridge financing facility. We continue to evaluate financing, business development and other strategic alternatives, to provide the resources necessary to complete our commercialization efforts and maximize stockholder value, which may involve restructuring or refinancing our debt, seeking additional debt or equity capital, reducing or delaying the Company’s business activities, or the sale of all or a portion the Company. However, any transactions that we pursue and complete might not deliver the anticipated benefits or enhance stockholder value. Further, there can be no assurances that they will result in the completion of any such amendment, transaction or other alternative that would alleviate such conditions under the Senior Credit Agreement. We hired a financial advisor, if needed, to assist with filing for bankruptcy protection.

Cash Flows

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(44,583)	$(52,978)
Cash used in investing activities	(914)	(215)
Cash provided by financing activities	5	62,808
Net increase (decrease) in cash and cash equivalents	$(45,492)	$9,615

Cash Flows From Operating Activities

For the six months ended June 30, 2023, cash used in operating activities was $44.6 million, which consisted of a net loss of $37.4 million, an increase of $5.2 million in net current assets and $2.0 million in non-cash charges. The $5.2 million net cash outflow related to changes in our current and non-current assets and liabilities and was attributed to an increase in inventories, operating leases, and prepaid expenses and other current assets and a decrease in payables and accrued liabilities of $5.8 million, partially offset by a decrease in accounts receivables of $0.6 million. The non-cash charges primarily consisted of a change in the fair value of our derivative liabilities, stock-based compensation, depreciation and amortization, amortization of debt discount, inventory write-downs to net realizable value, long-lived asset impairments, and a change in the fair value of our warrant liabilities.

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

Cash Flows From Investing Activities

For the six months ended June 30, 2023 and 2022, cash used in investing activities of $0.9 million and $0.2 million, respectively, and was related to purchases of property and equipment.

Cash Flows From Financing Activities

For the six months ended June 30, 2023, cash provided by financing activities was immaterial.

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

Funding Requirements

We use our cash to fund operating expenses, including research and development expenditures and commercialization expenses for Trudhesa. We incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to Trudhesa. On February 22, 2023, we announced plans to reduce our workforce by approximately 16%. These actions reflect our determination to reprioritize spend to capitalize on the continued positive momentum in payor and prescriber uptake of Trudhesa and as a result we halted research and development efforts on INP105 to address acute agitation and aggression in autism spectrum disorder. We recorded a restructuring charges of $1.5 million in the aggregate primarily consisting of severance costs, employee-related benefits, supplemental one-time termination payments, and asset write-downs in the first quarter of 2023. Despite our recent restructuring, we will need substantial additional funding to support our operations absent a strategic transaction. We have hired advisors to explore strategic alternatives including, if needed, filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. However, any transactions that we pursue and complete might not deliver the anticipated benefits or enhance stockholder value. If we also may be unable to complete a strategic transaction, refinance our debt with Oaktree, increase our revenue, raise additional funds, or enter into such other agreements or arrangements when needed on favorable terms, or at all, our Board may decide to obtain relief under the US Bankruptcy Code.

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

If we do raise substantial additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Our failure to obtain sufficient funds on acceptable terms, to support our operating expenditures, in the very near term could have a material adverse effect on our business, results of operations and financial condition.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report captioned “Risk Factors.” The following is a summary of the principal risks we face:

•
We are currently in breach under our debt facilities and are considering all strategic alternatives, including restructuring or refinancing of our debt, seeking additional equity or capital, selling assets, other strategic transactions and/or other measures, including obtaining relief under the U.S. Bankruptcy Code.
•
There is substantial doubt about our ability to continue as a going concern. We have incurred significant losses since our inception, anticipate that we will continue to incur losses in 2023, and expect to continue to incur losses in the future. We may never achieve or sustain profitability.
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
•
Statements in this report concerning our future plans and operations are dependent on our having adequate funding and the absence of unexpected delays or adverse developments. We will require additional funding in the near term as well as thereafter to fund our ongoing operations, satisfy our obligations and liabilities, and conduct our business. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on unfavorable terms to us.
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

Risks Related to Our Financial Position and Need for Additional Capital

We are currently in breach under our debt facilities and are considering all strategic alternatives, including restructuring or refinancing of our debt, seeking additional equity or capital, selling assets, other strategic transactions and/or other measures, including obtaining relief under the U.S. Bankruptcy Code.

We are currently in breach of the covenant under our Senior Credit Agreement with Oaktree to maintain a minimum of $12.5 million in unrestricted cash and cash equivalents on hand. We are currently in negotiations with Oaktree regarding a potential forbearance and restructuring of the Senior Credit Agreement and with Oaktree and other investors regarding the terms of an approximately $20.0 million potential bridge financing facility. If we are unsuccessful in these negotiations, we expect to explore a range of strategic alternatives to maximize stakeholder value, which may include, without limitation, a sale of assets or the initiation of bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code.

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in our consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022, and the condensed consolidated financial statements included in this Report, we have sustained substantial recurring losses from operations. In addition, we have used, rather than provided, cash in our continuing operations. As of June 30, 2023, we had cash and cash equivalents of approximately $15.2 million. The above conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Uncertainty concerning our ability to continue as a going concern, among other factors, may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent, among other factors, on our ability to successfully commercialize Trudhesa, the market acceptance and success of future products and our ability to obtain additional required funding in the near term and thereafter. We continue to evaluate potential financing, business development and other strategic alternatives that might be available to us to maximize stockholder value, particularly given our current liquidity position. Potential strategic alternative may include restructuring or refinancing our debt, seeking additional debt or equity capital, reducing or delaying the our business activities and strategic, initiatives, mergers and acquisitions, licensing arrangements and partnerships, co-development agreements, a sale of all or a portion of the company, a combination of these, or other strategic transactions. However, there can be no assurance that we will be able to complete additional or alternative financings, business development transactions or other strategic alternatives. If we cannot continue as a viable entity, we might be required to reduce or cease operations or seek dissolution and liquidation or seek relief under the U.S. Bankruptcy Code, and our stockholders would likely lose most or all of their investment in us.

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

We have incurred significant net losses since our inception. Our net losses were $37.4 million and $106.3 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $358.5 million. We cannot predict when or whether we will become profitable and we may never be able to develop or commercialize any future product candidates. Our losses have resulted principally from costs incurred in our product candidate discovery and development activities. We expect to incur net losses for the foreseeable future.

Our financial position will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or alternative financings, strategic collaborations, or additional grants. Although we have received approval for Trudhesa, the resulting revenue from its commercialization may not enable us to achieve profitability. Our future revenues will depend upon our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for Trudhesa, and any future product candidate.

Our expenses and net losses may increase as we continue to commercialize Trudhesa as well as hire additional personnel, protect our intellectual property and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical studies and trials, associated manufacturing needs, commercialization activities if our other product candidates are approved and our expenditures on other research and development activities.

To become and remain profitable, we must expand the market for Trudhesa, as well as successfully develop obtain regulatory approval for, and manufacture, market and sell any future product candidate. We may not succeed in these activities and we may never generate revenue from product sales that are significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business for any reason, including as a result of the COVID-19 pandemic. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations.

We will require substantial additional financing to achieve our goals and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of June 30, 2023, we had $15.2 million of cash and cash equivalents. Based upon our current operating plan, we estimate that our cash and cash equivalents as of June 30, 2023, are insufficient for us to fund operating, investing, and financing cash flow needs for twelve months subsequent to the issuance date of the financial statements included in this Quarterly Report on Form 10-Q and accordingly, we have determined that there is substantial doubt about our ability to continue as a going concern. Based on our cash and cash equivalents on hand as of June 30, 2023, we estimated that we will need to raise additional capital in the third quarter of 2023 to avoid defaulting under the Senior Credit Agreement. As of the date hereof, we are currently in breach of the covenant under our Senior Credit Agreement. In response to these conditions, we are currently in negotiations with the Oaktree to seek a forbearance and amendment agreement to remedy our current and anticipated noncompliance with the covenants under the Senior Credit Agreement and with Oaktree and other investors regarding the terms of an approximately $20.0 million potential bridge financing facility. However, there is no guarantee Oaktree will not accelerate all of our repayment obligations and take control of its pledged assets following any forbearance period if we are unable to raise substantial additional financing. We believe that we will continue to expend substantial resources for the foreseeable future as we continue the commercialization of Trudhesa, develop additional product candidates, if any, and launch clinical trials for such product candidates and pursue commercialization of product candidates, if approved. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of product candidates. Our costs will increase if we suffer any delays in our planned clinical trials for our current product candidates. Our forecast of the period of time through which our financial reserves will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

We will need to raise additional funds to address our goals. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. While we are currently engaged in efforts to bring in additional capital, such efforts may not be successful or result in sufficient capital to realize our business plans and goals. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings if available, collaborations, strategic alliances, licensing arrangements, and other marketing or distribution arrangements. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for one or more product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to continue to commercialize Trudhesa and other future product candidates if approved

Statements in this report concerning our future plans and operations are dependent on our ability to secure adequate funding and the absence of unexpected delays or adverse developments. We may not be able to secure required funding.

Any statements contained in this report concerning future events or developments or our future activities, such as concerning commercialization activities or regulatory matters, commercial introduction of any further products that we may develop in the future, anticipated outcome of any legal proceedings in which we are involved, and other statements concerning our future operations and activities, are forward-looking statements that in each instance assume that we have or are able to obtain sufficient funding to support such activities and continue our operations and satisfy our liability and obligations in a timely manner. There can be no assurance that this will be the case. Also, such statements assume that there are no significant unexpected developments or events that delay or prevent such activities from occurring. Failure to timely obtain any required additional funding, or unexpected developments or events, could delay the occurrence of such events or prevent the events described in any such statements from occurring which could adversely affect our business, financial condition and results of operations.

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
•
the effects of COVID-19 on our ability to recruit and retain patients, including as a result of potential heightened exposure to a resurgence of COVID-19, prioritization of hospital resources toward the outbreak and unwillingness by patients to enroll or comply with clinical trial protocols if new quarantines or travel restrictions impede patient movement or interrupt healthcare services;
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

Our success depends in part on our ability to obtain, maintain, protect and enforce patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, relating to any future product candidates, our technology such as our proprietary POD nasal drug delivery platform, and methods for treating patients using any future product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Our patent portfolio as of February 1, 2023 contained 14 U.S. issued patents and 74 patents issued in ex-U.S. jurisdictions including Australia, Belgium, Brazil, Canada, China, Switzerland, Germany, France, Great Britain, India, Israel, Italy, Japan, Mexico, Luxembourg, Netherlands, New Zealand, Spain, and South Africa and 13 U.S. pending applications as well as 67 patent applications pending in ex-U.S. jurisdictions including Australia, Brazil, Canada, Chile, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, and Singapore, owned by us. We may not be able to apply for patents on certain aspects of our technology and any future product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of any patent applications that we license from third parties, or the ability to maintain the rights to patents licensed to third parties, and should we decide to license any of our patents to third parties in the future, we may not retain sufficient rights to prosecute and enforce such patents. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing product candidates and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our technology and any future product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

We are highly dependent on members of our senior management, including Adrian Adams, our Chairman President and Chief Executive Officer, Michael Kalb, Chief Financial Officer, John Hoekman, Ph.D., Chief Technology and Development Officer and one of our founders, and Leonard S. Paolillo, our Chief Commercial Officer. Although we have entered into employment agreements with our executive officers, each of these persons may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Our information technology systems, and those of our contractors, service providers and consultants, may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, as well as employee, vendor, or contractor errors or malfeasance. As part of our business, we and our contractors and consultants maintain large amounts of confidential information, including non-public personal information on patients and our employees. Breaches in security and other information security events and incidents, including from ransomware, other malicious code, and other cyberattacks, could result in interruption to our systems and operations, or those of our contractors, consultants or our respective service providers, and the loss, unavailability, and unauthorized modification, use, acquisition or disclosure of information, including information subject to intellectual property protection or for which the loss or other compromise of such information may lead to the loss of intellectual property protection. Any such breach or other incident may result in significant costs to remediate and otherwise respond, including efforts to analyze, correct, eliminate, remediate or work around deficiencies in our systems or our security measures, recover and validate data, and to address any applicable legal or contractual obligations. Further, any actual or perceived breach in security or security incident may result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, delays in regulatory filings and approvals, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results. Like many businesses, we have been in the past, and may again be in the future, subject to phishing attacks. In 2018 we experienced a successful phishing attack. While we were able to swiftly contain and remediate this incident, without a material impact to our business, there can be no assurances that we will be able to defend against or successfully remediate any such attacks that may occur in the future. Further, companies have experienced an increase in phishing and social engineering attacks from third parties, including in connection with the recent COVID-19 pandemic. Also, due to the COVID-19 pandemic, the majority of our employees continue to work remotely as of June 30, 2023. As a result, we may have increased cybersecurity and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we have implemented IT controls to reduce the risk of a cybersecurity or data security breach or incident, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees working remotely. While we expect to implement and maintain appropriate information security policies and systems in order to prevent unauthorized loss, unavailability, modification, use or disclosure of confidential information, including non-public personal information and other information relating to individuals, there can be no assurance that any such loss, unavailability, modification, use or disclosure will not occur. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we make improvements to our systems, policies and processes to prevent further breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause. Each of these could require us to divert substantial resources.

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

The COVID-19 pandemic, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including through disruption to our planned clinical trials, supply chains, business operations and commercialization efforts for Trudhesa and any future product candidates.

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

Further, as a result of a resurgence of the COVID-19 pandemic, we may in the future be required in the future to develop and implement additional clinical trial policies and procedures based on new guidance and regulatory requirements promulgated by the FDA or other regulatory authorities. A new resurgence of infections and deaths related to COVID-19 could also disrupt certain healthcare and healthcare regulatory systems globally. Such disruptions could continue divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of any future product candidates.

The COVID-19 pandemic could have an adverse impact on our commercialization efforts for Trudhesa due to future government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures in response to rising infections and deaths which may result in limiting our ability to hire additional sales force resources, conduct necessary trainings of such sales force and attending and presenting at various conferences or other programs. Even though Trudhesa has been approved by the FDA, future government-imposed orders may also result in patients not visiting their healthcare providers or their pharmacies to get their prescriptions filled, in-person interactions by sales and medical representatives in healthcare settings may be suspended, and any remote interactions may be less effective than in-person interactions. These factors could have an adverse impact on our business and our ability to effectively commercialize Trudhesa.

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

As of June 30, 2023, our executive officers, directors and their respective affiliates owned a substantial portion of our voting stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation					X

10.1**	Offer Letter, dated May 1, 2023, by and between the registrant and Michael Kalb.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

* The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

** Management Contract or Compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Impel Pharmaceuticals Inc.
Date: August 18, 2023	By:	/s/ Adrian Adams
Adrian Adams
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2023	By:	/s/ Michael Kalb
Michael Kalb
Chief Financial Officer (Principal Financial and Accounting Officer)