Form 10-Q
period 2023-09-30
IMPEL PHARMACEUTICALS INC
filed 2023-11-14
CIK 1445499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of November 8, 2023 was 23,900,031.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Balance Sheet

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$239	$60,654
Restricted cash	4,502	—
Trade receivables, net	6,586	7,444
Inventory	6,864	8,427
Prepaid expenses and other current assets	5,236	3,284
Total current assets	23,427	79,809
Property and equipment, net	4,087	3,863
Operating lease right-of-use assets	3,730	3,132
Other assets	3,829	1,746
Total assets	$35,073	$88,550
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,734	$6,092
Accrued and other liabilities	8,446	12,503
Current portion of long-term debt	111,001	—
Current portion of deferred royalty obligation	—	2,027
Current portion of operating lease liability	1,562	1,541
Total current liabilities	124,743	22,163
Operating lease liability, net of current portion	2,235	1,573
Deferred royalty obligation, net of current portion	—	60,899
Long-term debt	—	48,072
Total liabilities	126,978	132,707
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized: none issued	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 23,749,005 and 23,739,313 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	24	24
Additional paid-in capital	280,419	276,929
Accumulated deficit	(372,348)	(321,110)
Total stockholders’ deficit	(91,905)	(44,157)
Total liabilities and stockholders’ deficit	$35,073	$88,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue, net	$5,023	$3,082	$15,979	$7,644
Cost of goods sold	2,230	1,508	7,734	4,277
Gross profit	2,793	1,574	8,245	3,367
Operating expenses:
Research and development	252	3,155	3,456	10,756
Selling, general and administrative	15,352	19,659	56,659	57,553
Restructuring	—	—	1,481	—
Total operating expenses	15,604	22,814	61,596	68,309
Loss from operations	(12,811)	(21,240)	(53,351)	(64,942)
Other income (expense), net:
Interest income (expense), net	(3,661)	(3,192)	(9,609)	(11,069)
Other income (expense), net	2,658	(6,665)	11,722	(7,260)
Total other income (expense), net	(1,003)	(9,857)	2,113	(18,329)
Loss before income taxes	(13,814)	(31,097)	(51,238)	(83,271)
Provision (benefit) for income taxes	—	—	—	—
Net loss and comprehensive loss	$(13,814)	$(31,097)	$(51,238)	$(83,271)
Net loss per share — basic and diluted	$(0.58)	$(1.31)	$(2.16)	$(3.57)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	23,749,005	23,709,546	23,747,640	23,345,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — December 31, 2022	23,739,313	$24	$276,929	$(321,110)	$(44,157)
Stock-based compensation expense	—	—	1,319	—	1,319
Release of restricted stock units	6,944	—	—	—	—
Net loss and comprehensive loss	—	—	—	(30,067)	(30,067)
Balance — March 31, 2023	23,746,257	$24	$278,248	$(351,177)	$(72,905)
Stock-based compensation expense	—	—	1,099	—	1,099
Issuance of common stock upon the exercise of stock options	2,748	—	5	—	5
Net loss and comprehensive loss	—	—	—	(7,357)	(7,357)
Balance — June 30, 2023	23,749,005	$24	$279,352	$(358,534)	$(79,158)
Stock-based compensation expense	—	—	1,067	—	1,067
Net loss and comprehensive loss	—	—	—	(13,814)	(13,814)
Balance — September 30, 2023	23,749,005	$24	$280,419	$(372,348)	$(91,905)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2021	23,123,062	$23	$267,283	$(214,798)	$52,508
Stock-based compensation expense	—	—	1,795	—	1,795
Issuance of common stock upon the exercise of stock options	50,235	—	149	—	149
Net loss and comprehensive loss	—	—	—	(26,970)	(26,970)
Balance — March 31, 2022	23,173,297	$23	$269,227	$(241,768)	$27,482
Stock-based compensation expense	—	—	1,579	—	1,579
Issuance of common stock upon the exercise of stock options	23,016	—	53	—	53
Net loss and comprehensive loss	—	—	—	(25,204)	(25,204)
Balance — June 30, 2022	23,196,313	$23	$270,859	$(266,972)	$3,910
Stock-based compensation expense	—	—	565	—	565
Issuance of common stock upon the exercise of stock options	500	—	1	—	1
Issuance of common stock, net of issuance costs	542,500	1	4,331	—	4,332
Net loss and comprehensive loss	—	—	—	(31,097)	(31,097)
Balance — September 30, 2022	23,739,313	$24	$275,756	$(298,069)	$(22,289)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(51,238)	$(83,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,485	3,939
Depreciation expense	850	895
Non-cash lease expense	1,191	846
Non-cash interest expense and amortization of debt discount and issuance costs	5,297	4,386
Loss on early extinguishment of debt	—	3,251
Change in fair value of derivatives	(11,560)	7,585
Change in fair value of warrant liabilities	(204)	(279)
Write-down of inventory to net realizable value	1,190	—
Long-lived asset impairment	417	—
Changes in operating assets and liabilities:
Accounts receivable	858	(4,777)
Inventory	(2,973)	(4,702)
Prepaid expenses and other current assets	(1,952)	(2,605)
Other assets	(38)	—
Accounts payable	(2,190)	(1,616)
Accrued liabilities	(3,134)	1,541
Operating lease	(1,106)	(849)
Net cash used in operating activities	$(61,107)	$(75,656)
Cash flows from investing activities:
Purchases of property and equipment	(1,871)	(365)
Net cash used in investing activities	$(1,871)	$(365)
Cash flows from financing activities:
Proceeds from deferred royalty obligation, net of issuance costs	—	48,418
Proceeds from issuance of debt, net of issuance costs	7,060	47,440
Payments on long-term debt, including final payment	—	(32,853)
Proceeds from issuance of common stock upon exercise of stock options	5	203
Proceeds from issuance of common stock, net of issuance costs	—	4,332
Net cash provided by financing activities	$7,065	$67,540
Net decrease in cash, cash equivalents and restricted cash	(55,913)	(8,481)
Cash, cash equivalents and restricted cash — Beginning of period	60,654	88,212
Cash, cash equivalents and restricted cash — End of period	$4,741	$79,731
Supplemental disclosures of cash flow information:
Right-of-use asset obtained in exchange for new operating lease liability	$2,123	$3,779
Accrued inventory purchases	246	1,096
Recognition of derivative liabilities	—	1,905
Recognition of fair value of warrant liabilities issued in connection with issuance of debt	700	—
Purchase of property and equipment included in accounts payable and accrued liabilities	158	157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMPEL PHARMACEUTICALS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Impel Pharmaceuticals Inc. (“the Company”, “we”, and “our”), is a commercial-stage biopharmaceutical company focused on the development and commercialization of transformative therapies for patients suffering from diseases with high unmet medical needs, with an initial focus on diseases of the central nervous system, or CNS. The Company's lead product, Trudhesa™ (dihydroergotamine mesylate) Nasal Spray was approved by the U.S. Food and Drug Administration (“FDA”) in September of 2021. Using the Company’s proprietary Precision Olfactory Delivery (POD®) technology, Trudhesa™ gently delivers dihydroergotamine mesylate (DHE), a proven, well-established therapeutic, quickly to the bloodstream through the vascular-rich upper nasal space.

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

Recent Developments

From the Company’s inception through September 30, 2023, it raised an aggregate of $405.3 million in proceeds from the issuance of its common stock, proceeds pursuant to the Revenue Interest Financing Agreement (deferred royalty obligation), sale and issuance of redeemable convertible preferred stock, convertible notes, debt and warrants. The Company had cash and cash equivalents of $0.2 million and restricted cash of $4.5 million as of September 30, 2023. The Company currently has an effective 2022 Shelf Registration Statement (the “2022 Registration Statement”) on file with the Securities and Exchange Commission (“SEC”). The 2022 Shelf Registration Statement permits the offering, issuance and sale by the Company of up to an aggregate offering price of $200.0 million of common stock, preferred stock, debt securities, warrants, subscription rights and/or units in one or more offerings and in any combination. In May 2022, the Company entered into a sales agreement with Cowen and Company, LLC, as a sales agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million through an at-the-market program (the “2022 ATM Program”) under the 2022 Registration Statement. In October 2023, the Company filed a prospectus supplement related to its 2022 ATM Program reflecting the Company’s sale restrictions pursuant to General Instruction I.B.6 of Form S-3 and registering the sale of up to $9,0 million through the 2022 ATM Program. Since such filing through the date of this Form 10-Q, the Company has sold 151,026 shares of its common stock for gross proceeds of approximately $65,000 at an average price of $0.4293 under its open sales agreement as further described in Note 9.

Further, the Company’s Credit Agreement and Guaranty dated March 17, 2022, as amended (the “Senior Credit Agreement”) with Oaktree Fund Administration, LLC as administrative agent (“Oaktree”), and the lenders party thereto (collectively, the “Secured Parties”), as further described in Note 8, required maintaining a minimum of $12.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Senior Credit Agreement. Among other loan covenant requirements, the Senior Credit Agreement also required the Company to provide an audit opinion of its annual financial statements not subject to any “going concern” or like qualification or exception or explanatory paragraph of going concern footnote, however, any such audit report shall not be considered qualified due to the inclusion of an explanatory paragraph in the audit opinion based on the impending maturity date of any indebtedness within twelve months from the date of issuance of the annual financial statements, the prospective breach of any financial covenant thereunder or liquidity issues due to ordinary course liabilities. The Company was not in compliance with maintaining the minimum liquidity covenant of $12.5 million in unrestricted cash and cash equivalents in August 2023.

As a result, during the three months ended September 30, 2023, the Company entered into two amendments to (i) the Senior Credit Agreement (collectively referred to as the “Amended Senior Credit Agreement”) the Secured Parties and the Revenue Interest Financing Agreement, dated March 17, as amended (the “RIF”) with Oaktree and the purchasers party thereto (collectively, the “Purchasers”). Under the first amendment, Oaktree advanced the Company $3.0 million of Tranche A-2 term loans under the Amended Senior Credit Agreement and the Purchasers agreed to exchange $9.0 million of obligations owed to the Purchasers under the RIF for $9.0 million of Tranche A-2 term loans under the Amended Senior Credit Agreement. Pursuant to the second amendment, the Secured Parties advanced the Company $4.5 million of Tranche B term loans under the Amended Senior Credit Agreement. Affiliates of KKR Iris Investors LLC, a greater than 10% holder of the Company’s common stock are lenders of a portion of the new amount under the Amended Senior Credit Agreement. Additionally, the Company exchanged all of its outstanding obligations, including accrued interest, of $51.4 million under the Senior Credit Agreement and of $9.0 million in Tranche A-2 term loans under the Amended Senior Credit Agreement as well as $41.0 million from the RIF into first lien Tranche A term loans. The Company had the right to draw up to an additional $12.5 million in Tranche B term loans over the course of 2023 subject to the Company’s achievement of certain strategic milestones, satisfaction of minimum net revenue and product units sold covenants and satisfaction of certain other covenants and conditions. The Secured Parties provided the Company with a limited forbearance of the minimum liquidity covenant though December 31, 2023. In October 2023, as the Company remained in default due to the violation of the minimum net revenue and product units sold covenant as well as a financial reporting covenant, the Company and the Secured Parties entered into the third amendment to the Amended Senior Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the Company drew down $5.0 million in Tranche B term loans and continues to have the right to draw up to an additional $7.5 million in Tranche B term loans over the course of 2023, subject to the Company’s achievement of certain strategic milestones, satisfaction of minimum net revenue and product units sold covenants and satisfaction of certain other covenants and conditions specified in the Amended Senior Credit Agreement. The amounts outstanding under the Amended Senior Credit Agreement are secured and collateralized by all of the Company’s assets. The Amended Senior Credit Agreement also provides for certain modifications to the existing covenants, including additional reporting obligations, minimum net revenue and product units sold covenants and additional milestones. In addition, the Amended Senior Credit Agreement includes customary events of default, the occurrence of which could result in termination of Oaktree’s commitments or the acceleration of the Company’s obligations under the Amended Senior Credit Agreement. There can be no assurance that the Company will satisfy the covenants under the Amended Senior Credit Agreement and have the ability to draw down the remaining $7.5 million of Tranche B term loans. An event of default will accelerate the repayment of the Tranche A and Tranche B term loans resulting in all outstanding amounts being immediately due and payable to the Secured Parties. The Company was in compliance with all covenants as of September 30, 2023, however, as of the date of filing, the Company is in default of the minimum net revenue and product units sold covenants. For more information, see Note 8.

Our consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have sustained substantial recurring losses from operations and negative operating cash flows. The above conditions raise substantial doubt about our ability to continue as a going concern within one year after the issuance date of these condensed consolidated financial statements. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Uncertainty concerning our ability to continue as a going concern, among other factors, may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent, among other factors, on our ability to successfully commercialize Trudhesa and our ability to obtain additional required funding in the near term and thereafter. We are exploring a wide range of options with a focus on maximizing shareholder value, including a potential sale of assets of the company, a sale of all of the company, a merger or other strategic transaction. Other potential strategic alternatives may include further restructuring or refinancing our debt, seeking additional debt or equity capital, reducing or delaying our business activities and strategic initiatives, mergers and acquisitions, licensing arrangements and partnerships, co-development agreements, or a combination of these. We have engaged financial advisors in connection with the review of strategic alternatives, however, there can be no assurance that we will be able to complete additional or alternative financings, business development transactions or other strategic alternatives. If we cannot continue as a viable entity, we will likely be required to reduce or cease operations and seek relief under the Chapter 11 of the United States Code (the “U.S. Bankruptcy Code”), and our stockholders would likely lose most or all of their investment in us.

Our ongoing liquidity issues also present significant challenges to current operations. We currently expect the financing availability under the Amended Senior Credit Agreement to be sufficient to conduct the strategic review process, but we do not expect it to be sufficient to continue operations beyond this process without substantial additional investment. Our operations are also being impacted by the loss of sales representatives that we do not currently plan to replace, increased pressure from suppliers regarding payments from us that may delay or prevent our ability to obtain sufficient product from suppliers, and concern from prescribers regarding future product availability. Any of these issues can have a material impact on our sales and may further reduce our cash runway, accelerating the potential need to seek alternatives, including seeking relief under Chapter 11 of the U.S. Bankruptcy Code.

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

The condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss, and changes in stockholders’ (deficit) equity for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and nine month periods is also unaudited. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2022 included in its Annual Report on Form 10-K filed with the SEC on March 27, 2023.

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

Restricted Cash

Restricted cash consists primarily of cash that is restricted to utilization only under certain circumstances. Any cash that is legally restricted from use is classified as restricted cash and is held at financial institutions. Restricted cash of approximately $4.5 million is disclosed on the consolidated balance sheet as of September 30, 2023 and represents cash deposited by the Company into a separate account and designated as a controlled account in accordance with the terms of the Amended Senior Credit Agreement. Refer to Note 8 for the terms of the Amended Senior Credit Agreement.

Segments

The Company’s chief operating decision maker during the nine months ended September 30, 2023, and until November 4, 2023 was its Chairman and Chief Executive Officer. As described below, the Chairman and Chief Executive Officer resigned effective November 4, 2023. The Company’s Board of Directors appointed an Interim President and Chief Executive Officer effective upon the resignation of the Chairman and Chief Executive Officer. The Chairman and Chief Executive Officer reviewed and the Interim President and Chief Executive Officer reviews financial information on an aggregate basis for the purposes of evaluating financial performance and allocating the Company’s resources. Accordingly, the Company has determined that it operates in one segment.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses were $1.7 million and $7.3 million for the three and nine months ended September 30, 2023. The Company incurred $1.5 million and $5.0 million for the three and nine months ended September 30, 2022.

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

Recently Adopted Accounting Pronouncements

In June 2016 the FASB issued Accounting Standard Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This introduces a new methodology for recognition of credit losses - the current expected credit loss (“CECL”) method. The CECL method requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument unless the company elects to recognize such instruments at fair value with changes in profit and loss. The Company adopted this guidance as of January 1, 2023. The adoption did not have a material impact to the Company or its disclosures.

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

3. Fair Value Measurements

The following table summarizes the fair value of the Company’s financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$757	$757
Total financial liabilities	$—	$—	$757	$757

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Common stock warrant liabilities	$—	$—	$261	$261
Derivative liability — Deferred royalty obligation	—	—	11,000	11,000
Derivative liability — Oaktree term loan	—	—	560	560
Total financial liabilities	$—	$—	$11,821	$11,821

Common Stock Warrant Liabilities

Fair values of the Company’s common stock warrants are based on significant inputs not observed in the market, and thus represent a Level 3 measurement.

The following table summarizes the change in the fair value of the common stock warrant liabilities, included in the Company’s Accrued other liabilities in Note 5, for the nine months ended September 30, 2023 (in thousands):

Beginning balance as of December 31, 2022	$261
Issuance of warrants to Tranche B lenders	700
Changes in fair value	(204)
Ending balance as of September 30, 2023	$757

Pursuant to the July 2021 loan and security agreement with Oxford Finance LLC and Silicon Valley Bank (the “Loan Agreement”), the Company issued common stock warrants (see Note 8). The Company's warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40 because the warrant provides for an adjustment to the exercise price upon an acquisition. The Warrants were measured at fair value at inception and are subsequently remeasured at each reporting date with changes in fair value recognized as a component of other income (expense), net in the consolidated statement of operations and other comprehensive loss. The Company determined the fair value of the common stock warrants using the Black-Scholes-Merton option pricing model based on significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the warrant liabilities is the volatility rate which is based on the historical volatility of a set of peer companies, that are publicly traded.

Pursuant to the September 2023 second amendment to the Senior Credit Agreement, the Company will issue to the Tranche B lenders and certain of their affiliates warrants to purchase up to 4,749,800 shares of the Company's common stock. Upon execution of the second amendment, the Company issued warrants for the purchase of 1,781,175 shares of common stock. The remaining warrants will be issued on a pro rata basis in connection with each subsequent draw by the Company of the Tranche B term loans. The Warrants are exercisable, in full or in part, at any time prior to the seventh anniversary of their issuance or the consummation of a change of control (as defined in the Warrants), whichever occurs earlier, at an exercise price of $0.01 per share, subject to customary anti-dilution adjustments. The Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40 because the warrant provides for settlement via the surrender of preferred stock at its liquidation value. The Warrants were measured at fair value at inception and are subsequently remeasured at each reporting date with changes in fair value recognized as a component of other income (expense), net in the consolidated statement of operations and other comprehensive loss. The Company determined the fair value of the Warrants using the Black-Scholes-Merton option pricing model based on significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the warrant liabilities is the volatility rate which is based on the historical volatility of a set of peer companies that are publicly traded.

Derivative Liabilities

Fair values of the Company’s derivative liabilities are based on significant inputs not observed in the market, and thus represent a Level 3 measurement.

The following table summarizes the change in the estimated fair value of the Company’s derivative liabilities for the nine months ended September 30, 2023 (in thousands):

Beginning balance as of December 31, 2022	$11,560
Change in fair value of derivatives — Deferred royalty obligation	(11,000)
Change in fair value of derivatives — Oaktree term loan	(560)
Ending balance as of September 30, 2023	$—

The Senior Credit Agreement with Oaktree contained embedded derivatives requiring bifurcation as a derivative instrument. The derivative liability related to the Oaktree term loan was netted with the term loan in the consolidated financial statements (see Note 8 for additional details). The embedded derivative liability was subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other income (expense), net. The fair value of the embedded derivative liabilities associated with the term loan was estimated using a probability weighted discounted cash flow model to measure the fair value. This involves significant Level 3 inputs and assumptions including an (i) estimated probability and timing of a change in control and event of default, and (ii) our risk-adjusted discount rate. The fair value of the embedded derivative was determined to be zero prior to the execution of the amendments to the Senior Credit Agreement as the probability of occurrence of the underlying events was remote resulting in no value ascribed to the derivative.

The embedded derivative liability associated with our deferred royalty obligation (see Note 8) is measured at fair value using an option pricing Monte Carlo simulation model and is netted with the deferred royalty obligation in the consolidated financial statements. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other expense, net. The assumptions used in the option pricing Monte Carlo simulation model include:(i) the probability-weighted net sales of Trudhesa; (ii) our risk-adjusted discount rate; (iii) our cost of debt; and (iv) the probability of a change in control and event of default occurring during the term of the instrument. The fair value of the embedded derivative was determined to be zero just prior to the termination of the RIF as the probability of a financing event occurring was remote resulting in no value ascribed to the derivative.

The Amended Senior Credit Agreement includes certain prepayment features in the Tranche B term loan requiring bifurcation as embedded derivatives. See Note 8 for additional details. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other income (expense), net. The fair value of the embedded derivative liabilities associated with the Tranche B term loans is estimated using a probability weighted discounted cash flow model to measure the fair value. This involves significant Level 3 inputs and assumptions including an (i) estimated probability and timing of an event of default, casualty event or asset sale, and (ii) our risk-adjusted discount rate. The fair value at inception of the embedded derivative and as of September 30, 2023 was zero.

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

Nine Months Ended September 30, 2023
Severance and employee-related costs	$1,007
Long-lived asset impairments and write-offs	415
Supplemental one-time termination charges	59
Total	$1,481

The Company estimated that it will incur total cash expenses of approximately $1.0 million related to the Restructuring of which $0.9 million was paid through September 30, 2023. The cash payments were primarily comprised of severance and other related costs.

The Company also completed an evaluation of the impact of the Restructuring on the carrying value of its long-lived assets, such as property and equipment. This process includes evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. Based on its evaluation, the Company determined that certain of its long-lived assets were impaired as of March 31, 2023, and it recognized an impairment charge of $0.4 million related to its long-lived assets for the nine months ended September 30, 2023. The Company may incur additional costs not currently contemplated due to events that may occur because of, or that are associated with, the Restructuring.

The following table summarizes the activity related to the restructuring liabilities included in accrued liabilities on the condensed consolidated balance sheet associated with our restructuring initiatives for the nine months ended September 30, 2023 (in thousands):

September 30, 2023
Balance as of December 31, 2022	$—
Restructuring, impairment and related charges	1,481
Cash payments	(934)
Noncash activities	(437)
Balance as of September 30, 2023	$110

5. Balance Sheet Components

Inventory

Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$5,055	$2,461
Work-in-process	3,877	4,191
Finished goods	1,536	3,334
Total inventories	10,468	9,986
Less: long-term inventories	(3,604)	(1,559)
Total current inventories	$6,864	$8,427

Inventory amounts written down to net realizable value in the consolidated statements of operations and comprehensive loss included a charge of $0.1 million and $1.2 million to cost of goods sold during the three and nine months ended September 30, 2023, related to excess and obsolescence reserves associated with Trudhesa.

The Company classifies its inventories based on its anticipated levels of sales, any inventory in excess of its normal operating cycle is classified as long-term within Other Assets on its consolidated balance sheets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid insurance	$2,390	$1,036
Other prepaids	2,219	1,587
Other current assets	621	649
Tax refund receivable	6	12
Total prepaid expenses and other current assets	$5,236	$3,284

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued sales discounts and allowances	$3,361	$3,376
Accrued compensation	2,729	5,287
Accrued other liabilities	1,478	1,662
Accrued professional services	720	1,808
Accrued construction in progress	158	370
Total accrued liabilities	$8,446	$12,503

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company did not accrue any costs as of September 30, 2023 and December 31, 2022, as no contingent liabilities were deemed to be probable.

7. Leases

Real Estate Leases

In April 2022 the Company entered into a non-cancelable operating lease for 8,045 square feet of office space. Rent is payable monthly, increasing by approximately 2.5% each year. The term of the lease is 127 months and commenced in the first quarter of 2023. Upon commencement, the Company recorded a right-of-use asset and a lease liability on the Condensed Consolidated Balance Sheet.

In September 2017, the Company entered into a non-cancelable operating lease for 11,256 square feet of office and laboratory space. Rent is payable monthly, increasing by approximately 3% each year. The initial term of the lease was 3 years, and the Company renewed the lease for an additional four years with an expiration date of August 31, 2024.

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

As of September 30, 2023, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

September 30, 2023
Remaining 2023	$484
2024	1,571
2025	718
2026	292
2027 and thereafter	1,830
Total undiscounted cash flows	4,895
Less: imputed interest	(1,098)
Total lease liabilities	3,797
Less: current portion	(1,562)
Lease liabilities	$2,235

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

September 30, 2023
Weighted average remaining lease term (years)	5.2
Weighted average discount rate	8.1%

Operating lease expense was $0.5 and $0.3 million for the three months ended September 30, 2023 and 2022, respectively and $1.4 and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. Variable lease expense was $0.1 million for operating leases for both three months ended September 30, 2023 and 2022, and $0.3 million for operating leases for both nine months ended September 30, 2023 and 2022. Rent expense recognized for short term leases was $0.1 million for nine months ended September 30, 2022.

8. Long-Term Obligations

Oaktree Loan and Security Agreement

On March 17, 2022 (“Closing Date”), the Company entered into a Senior Credit Agreement with Oaktree under which it borrowed $50.0 million in the form of a term loan.

The term loan has a maturity date of March 17, 2027, and prior to the amendments entered into in August and September 2023, initially bore interest at the Secured Overnight Financing Rate (“SOFR”) + 8.75% (with a SOFR floor of 1.00%). Once Trudhesa achieves at least $125.0 million in net sales over a trailing 12-month period, interest would step down to SOFR + 8.00% (with a SOFR floor of 1.00%). The Company is required to make quarterly interest-only payments until the fourth anniversary of the Closing Date, after which the Company is required to make quarterly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. Prepayments of the loan, in whole or in part, would be subject to early prepayment fee which declines each year until the fourth anniversary date of the Closing Date, after which no prepayment fee is required. The Company was also required to pay an exit fee upon any payment or prepayment equal to 2.0% of the aggregate principal amount of the loans funded under the Senior Credit Agreement. The Senior Credit Agreement contains customary representations, warranties and events of default. If the Company defaults under its Senior Credit Agreement, the lenders may accelerate all of the Company's repayment obligations and take control of its pledged assets. The lenders could declare the Company in default under its debt obligation upon the occurrence of any event that the lenders interpret as having a material adverse effect as defined under the Senior Credit Agreement and the Revenue Interest Financing Agreement (the “RIF”, described further below under “Deferred Royalty Obligation”), thereby requiring the Company to repay the loans immediately or to attempt to reverse the lenders’ declaration through negotiation or litigation. Among other loan covenant requirements, the Senior Credit Agreement also requires the Company to provide an audit opinion of its annual financial statements not subject to any “going concern” or like qualification or exception or explanatory paragraph of going concern footnote. On March 22, 2023, the Company entered into a letter agreement with Oaktree in connection with its Senior Credit Agreement, to obtain a waiver from Oaktree for any default or event of default arising from the going concern explanatory paragraph included in the report of its Independent Registered Public Accounting Firm on its audited consolidated financial statements for the year ended December 31, 2022. Under the Senior Credit Agreement, the Company is subject to a minimum liquidity requirement of $12.5 million unrestricted cash balance at all times (the “liquidity covenant”) and was in violation of this covenant prior to the execution of the first amendment to the Senior Credit Agreement.

The Company identified a number of embedded derivatives that require bifurcation from the term loan and that were separately accounted for in the consolidated financial statements as one compound derivative liability. Certain of these embedded features include change in control provisions, events of default and contingent rate increases and were determined to qualify as an embedded derivative under ASC 815-40. The embedded derivative and the term loan obligation have been netted to result in a net loan obligation and is classified as a Level 3 financial liability in the fair value hierarchy. The fair value of the embedded derivative liabilities associated with the term loan were estimated using the discounted cash flow method under the income approach. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control and events of default (see Note 3 for additional details). The Company re-evaluates this assessment each reporting period and records any gains or losses in other income (expense). The initial recognition of the embedded derivative liability upon issuance of the Oaktree term loan was $0.4 million and was included in the term loan obligation in the consolidated balance sheets. At December 31, 2022 the fair value of the embedded derivative liability was $0.6 million. The fair value of the embedded derivative liability was zero prior to the execution of the amendments to the Senior Credit Agreement described below.

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

2023 Amendments

On August 21, 2023, the Company entered into the first amendment to the Senior Credit Agreement and the RIF with Oaktree and the Purchasers (collectively, the “First Amendment” and, together with the Second Amendment (as defined below), the “Amended Senior Credit Agreement”). The Company drew down $3.0 million of Tranche A-2 term loans under the First Amendment and the Purchasers agreed to exchange $9.0 million of obligations owed to the Purchasers under the RIF for $9.0 million of Tranche A-2 term loans under the Amended Senior Credit Agreement. Additionally, the terms related to the interest rate were entirely modified and rate was increased to SOFR + 10.75%. The two parties were negotiating the terms of a second amendment at the execution of the first amendment.

On September 5, 2023, the Company entered into the second amendment to the Senior Credit Agreement and RIF with the Secured Parties (the “Second Amendment”). Pursuant to the Second Amendment, the Secured Parties provided the Company with first lien Tranche B term loans for an aggregate principal amount of $20.0 million. The Company drew down $4.5 million of Tranche B term loans under the Amended Senior Credit Agreement and exchanged $3.0 million of Tranche A-2 term loans on a dollar-to-dollar basis into Tranche B term loans. Additionally, the Company exchanged all of its outstanding obligations, including accrued interest, of $51.4 million under the Senior Credit Agreement and of $9.0 million in Tranche A-2 term loans under the Amended Senior Credit Agreement as well as $41.0 million from the RIF into first lien Tranche A term loans for a principal amount of $101.5 million that includes an in-kind forbearance fee of $5.0 million, providing a forbearance from the Company’s default of the minimum liquidity requirement until December 31, 2023. The Company had the right to draw up to an additional $12.5 million in Tranche B term loans over the remainder of 2023 subject to the Company’s achievement of certain strategic milestones, satisfaction of minimum net revenue and product units sold covenants and satisfaction of certain other covenants and conditions. In connection with the execution of the Second Amendment, the RIF was terminated. Affiliates of KKR Iris Investors LLC, a holder of greater than 10% of the Company’s common stock, are lenders of a portion of the Tranche B term loans under the Amended Senior Credit Agreement.

Further, the Tranche B lenders received warrants to purchase common stock having an aggregate warrant coverage equal to an aggregate of approximately 19.99% of the Company's outstanding shares and an exercise price of $0.01 per share. Warrants to purchase a total of 1,781,175 shares of common stock were issued upon execution of the second amendment. Warrants for the purchase of up to 2,968,625 shares of common stock shall be issued on a pro rata basis to each lender in connection with each subsequent draw by the Company of the Tranche B term loans. The fair value of the warrants upon issuance of $0.7 million was recorded as a debt discount. Refer to Note 3.

Interest will be paid in kind (PIK) on both the Tranche A and Tranche B term loans through the end of the forbearance period, which was extended to December 31, 2023 under the second amendment, and accrues at SOFR + 10.75%. Quarterly principal payments of $2.5 million will commence after March 2026 with the remaining balance paid upon maturity. The Tranche B lenders are entitled to a 2x multiple on invested capital (the “Tranche B Return Shortfall”) on repayment or prepayment of the Tranche B term loans. Under the second amendment, with the exception of the Tranche B Return Shortfall, any prepayment of the term loans would no longer be subject to any prepayment fees; however, any payment or prepayment of the Tranche A term loans would be subject to an exit fee of $3.0 million, an increase of $2.0 million from the exit fee under the original terms of the Senior Credit Agreement. The Tranche A lenders and Tranche B lenders will be entitled to be repaid a maximum aggregate amount of approximately $141.5 million (assuming the entire $20.0 million of Tranche B term loans are funded), plus PIK interest on the Tranche A term loan.

In addition to the liquidity covenant previously included in the terms of the Senior Credit Agreement, the Second Amendment added a minimum net revenue and product units sold covenant specifying the minimum revenue and units to be sold in subsequent three-week periods beginning after September 15, 2023. Compliance with the liquidity covenant was deferred until after December 31, 2023. The Second Amendment also provided for other modifications to existing covenants, including additional reporting obligations and additional milestones. Furthermore, the Company was required to transfer $4.5 million to an account subject to a control agreement between the Company and Oaktree. The account is restricted as to use except in the event of commencement of bankruptcy proceedings by the Company. As such, these funds are classified as restricted cash on the condensed consolidated balance sheet as of September 30, 2023. The Company was in violation of its minimum net revenue covenant and did not meet certain contractual milestones at September 30, 2023 resulting in the execution of the third and fourth amendments to waive these events of default. See Note 14 for additional information.

The amounts outstanding under the Amended Senior Credit Agreement are secured and collateralized by all of the Company’s assets. The Amended Senior Credit Agreement also provides for certain modifications to the existing covenants, including additional reporting obligations, minimum net revenue and product units sold covenants and additional milestones. In addition, the Amended Senior Credit Agreement includes customary events of default, the occurrence of which could result in termination of Oaktree’s commitments or the acceleration of the Company’s obligations under the Amended Senior Credit Agreement.

The Company identified certain prepayment features in the Tranche B term loans that are embedded derivatives requiring bifurcation from the term loan and recognition as one compound derivative liability. Certain of these embedded features include events of default, casualty events or asset sales and were determined to qualify as an embedded derivative under ASC 815-40. The embedded derivative and the term loan obligation have been netted to result in a net loan obligation and is classified as a Level 3 financial liability in the fair value hierarchy. The fair value of the embedded derivative liabilities associated with the term loan were estimated using the discounted cash flow method under the income approach. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of events of default, casualty events or asset sales (see Note 3 for additional details). The Company re-evaluates this assessment each reporting period and records any gains or losses in other income (expense). There was zero value upon initial recognition of the embedded derivative liability upon issuance of the Oaktree term loan.

The Company determined that the First and Second Amendments were modifications under ASC 470, Debt with Conversion and Other Options and no gain or loss was recognized as a result of the amendments. The unamortized balance of debt discounts and debt issuance costs prior to the amendments of $4.9 million was carried over to the balance of the Tranche A term loans. The Company incurred lender fees of $0.4 million in relation to the amendments that were recorded as an additional debt discount. The discount and issuance costs are amortized over the life of the term loans. Debt issuance costs of $0.5 million were expensed as incurred.

Interest expense for the three months ended September 30, 2023 and 2022 was $2.9 million and $1.6 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $6.7 million and $3.1 million, respectively, and is inclusive of non-cash amortization of the debt discount and debt issuance costs and accretion of the exit fee and Tranche B Return Shortfall. The fair value of the Tranche A and Tranche B term loans at September 30, 2023 was equal to their carrying value due to the recent refinancing of the Amended Senior Credit Agreement.

The Company has classified the term loans as current liabilities on the condensed consolidated balance sheet. The Company has obtained limited waivers from the Secured Parties and executed two new amendments to the Amended Senior Credit Agreement subsequent to September 30, 2023; however, as of the date of financial statement issuance, the Company failed to meet the minimum net revenue and product units sold covenants.

Deferred Royalty Obligation

On March 17, 2022, the Company entered into a RIF (also known as the “Deferred Royalty Obligation”) with “the Purchasers” pursuant to which the Company sold to the Purchasers the right to receive payments from us at a tiered percentage (the “Applicable Tiered Percentage”), of future net revenues of Trudhesa, including worldwide net product sales and upfront payments, and milestones, (collectively, “the Revenue Interests”). Under the terms of the RIF Agreement, the Company received $50.0 million (“Investment Amount”), less transaction expenses, in exchange for tiered royalty payments on worldwide net sales from Trudhesa, as follows: 7.75% on annual United States net sales up to $150.0 million; 4.75% on annual United States net sales between $150 million and $300 million; 0.75% on annual United States net sales greater than $300.0 million; and 10% of any upfront payments, milestone payments and royalties received by us from licensing or partnerships relating to Trudhesa outside the United States. In connection with the execution of the Second Amendment described above, the RIF was terminated.

Prior to the Second Amendment, The Purchasers’ rights to receive the Revenue Interests would terminate on the date on which the Purchasers have received payments equal to 175% of the funded portion of the Investment Amount including the aggregate of all payments made to the Purchasers as of such date, unless the RIF is earlier terminated. If the Purchasers have not received payments equal to the 175% of the funded portion of the Investment Amount by the nine-year anniversary of the initial closing date, among other things, the Company shall pay the Purchasers an amount equal to the funded portion of the Investment Amount plus a specific annual rate of return less payments previously received.

Under the RIF, the Company had an option (the “Call Option”) to repurchase future Revenue Interests at any time until the third anniversary of the Closing Date upon advance written notice. Additionally, the Purchasers had an option (the “Put Option”) to terminate the RIF and to require the Company to repurchase future Revenue Interests upon enumerated events such as a bankruptcy event, a material adverse effect or a change of control. If the Put Option or the Call Option are exercised, the required repurchase price is (i) as of any date before the one-year anniversary of the Closing Date, an amount equal to (a) 1.25 multiplied by (b) the Investment Amount, (ii) as of any date on or after the one-year anniversary of the Closing Date and before the two-year anniversary of the Closing Date, an amount equal to (a) 1.40 multiplied by (b) the Investment Amount, (iii) as of any date on or after the two-year anniversary of the Closing Date and before the three-year anniversary of the Closing Date, an amount equal to (a) 1.55 multiplied by (b) the Investment Amount, and (iv) as of any date on or after the three-year anniversary of the Closing Date, an amount equal to (a) 1.75 multiplied by (b) the Investment Amount, in each case net of the sum of any payments received by the Purchasers prior to such Put Option Closing Date or Call Option Closing Date, as applicable.

If the Purchasers have not received 100% of the Investment Amount by February 15, 2027, the first tier royalty rate would be subject to an increase from 7.75% to 10.75%. As of September 30, 2023, the Company had made $1.2 million in payments to the Purchasers prior to the Second Amendment. The Company's obligations under the RIF were secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Oaktree, by a perfected security interest in (i) accounts receivable arising from net sales of Trudhesa and (ii) intellectual property that is claiming or covering Trudhesa, or any method of using, making or manufacturing Trudhesa, including regulatory approvals, clinical data and all other Trudhesa assets. As noted above, the Company determined that the first and second amendments to the Senior Credit Agreement with existing Oaktree lenders and the RIF were modifications under ASC 470, Debt with Conversion and Other Options and no gain or loss was recognized as a result of the amendments.

The Company evaluated the terms of the deferred royalty obligation and concluded that the features of the Investment Amount are similar to those of a debt instrument. Accordingly, the Company accounted for the transaction as long-term debt recorded at amortized cost using the effective interest method. The Company further evaluated the terms of the debt and determined that the Put Options under the RIF that were exercisable by Purchasers upon certain contingent events were determined to be embedded derivatives requiring bifurcation and separately accounted for as a single compound derivative instrument (see Note 3). The Put Option has been determined to qualify as an embedded derivative under ASC 815-40. The embedded derivative and the deferred royalty obligation were netted to result in a net deferred royalty obligation as of December 31, 2022. The embedded derivative is classified as a Level 3 financial liability in the fair value hierarchy. The Company determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control or event of default occurring and potential repayment amounts and timing of such payments that would result under various scenarios, as further described in Note 3. The Company recorded the initial fair value of the derivative liability of $1.5 million which was included in the deferred royalty obligation in the consolidated balance sheet. The Company remeasured the derivative liability to fair value each reporting period until the termination of the RIF whereby the fair value of the derivative was determined to be zero. At December 31, 2022 the fair value of the derivative liability was $11.0 million. The fair value of the derivative liability was zero prior to the execution of the amendments to the Senior Credit Agreement described above.

Interest expense recognized for the three months ended September 30, 2023 and 2022 was $0.8 million and $1.8 million, and for the nine months ended September 30, 2023 and 2022 was $3.4 million and $4.1 million, respectively.

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

On March 17, 2022, upon entering into the Senior Credit Agreement, the Company repaid the $30.0 million of outstanding principal, interest, including prepayment and final payment fees owed under the Loan Agreement to the Prior Lenders. The Company recorded a loss of $3.3 million on the early extinguishment of debt related to the unamortized debt discount associated with the fair value of the warrants, final payment fee, and unamortized debt issuance costs. The loss on early extinguishment was recognized as a component of interest expense, net in the consolidated statement of operations and other comprehensive loss. Interest expense for the three and nine months ended September 30, 2022 was $0.7 million and was inclusive of non-cash amortization in the amount of $0.2 million related to the amortization of the debt issuance costs and accretion of final payment.

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

The Company has reserved the following shares of common stock for issuance, on an as-converted basis, as follows:

	September 30, 2023	December 31, 2022
Stock incentive plans	7,754,000	6,351,263
Exercise of common stock warrants	1,875,863	94,688
Total	9,629,863	6,445,951

Open Market Sales Agreement

In May 2022, the Company entered into a sales agreement with Cowen and Company, LLC, as a sales agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million through an at-the-market Program (the “2022 ATM Program”), under the 2022 Shelf Registration Statement. As of September 30, 2023, $45.0 million in shares of common stock remain eligible for sale under the 2022 ATM Program. In October 2023, the Company filed a prospectus supplement related to its 2022 ATM Program reflecting the Company’s sale restrictions pursuant to General Instruction I.B.6 of Form S-3 and registering the sale of up to $9.0 million through the 2022 ATM Program. Since such filing through the date of this Form 10-Q, the Company has sold 151,026 shares of its common stock under the 2022 ATM Program for gross proceeds of approximately $65,000 at an average price of $0.4293.

10. Stock Incentive Plans

As of September 30, 2023, the Company’s equity incentive plans authorized a total of 7,776,500 shares, of which 3,285,815 shares are available for future grant, and 4,490,685 shares are outstanding.

The Company’s 2021 Stock Incentive Plan, (the “2021 Plan”), provides for annual increase in the number of shares that may be issued under the 2021 Plan automatically on January 1 of each of 2022 through 2031 by the lesser of (a) 5% of the total number of outstanding shares of all classes of its common stock on each December 31 and (b) a number as may be determined by its board of directors.

The Company’s Employee Stock Purchase Plan (the “ESPP”), provides for annual increase in the number of shares that may be issued under the 2021 Plan automatically on January 1 of each of 2022 through 2031 by the lesser of (a) 5% of the total number of outstanding shares of all classes of its common stock on each December 31 and (b) a number as may be determined by its board of directors.

Effective January 1, 2023, the 2021 Plan and ESPP reserves increased by 1,186,965 shares and 237,393 shares, respectively. Changes in shares available for grant under the 2021 Plan during the nine months ended September 30, 2023 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2022	1,837,854
2021 Plan reserve increase January 1, 2023	1,186,965
ESPP reserve increase January 1, 2023	237,393
Options and restricted units granted	(1,209,516)
Options and restricted units forfeited, cancelled, or expired	1,233,119
Shares available for grant at September 30, 2023	3,285,815

Stock-Based Compensation Expense

Stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$45	$(8)	$121	$46
Research and development	43	8	267	618
Selling, general and administrative	979	565	3,097	3,275
Total stock-based compensation expense	$1,067	$565	$3,485	$3,939

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

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock at September 30, 2023.

A summary of the Company’s stock option activity under its stock option plans was as follows (in thousands, except share and per share data and years):

	Options Outstanding
	Number of Options	Weighted -Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance — December 31, 2022	4,275,909	$8.08	7.5	$1,038
Authorized	—
Granted	1,165,643	2.22
Exercised	(2,748)	1.97
Cancelled	(1,200,619)	7.12
Balance — September 30, 2023	4,238,185	$6.82	7.2	$—
Exercisable — September 30, 2023	2,485,420	$7.31	6.1	$—

As of September 30, 2023, there was $6.8 million of total unrecognized compensation cost related to unvested options that are expected to vest. The cost is expected to be recognized over a weighted-average period of 2.2 years.

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	71.3%-71.4%	72.5%-74.5%	70.7%-71.4%	72.5%-74.5%
Risk-free interest rate	3.38% -3.94%	2.90% - 3.45%	3.38% -3.95%	1.70% - 3.45%
Expected dividends	—	—	—	—

Restricted Stock Units

The Company’s Restricted Stock Units (“RSUs”) are considered non-vested share awards and require no payment from the employee. For each RSU, employees receive one share of common stock at the end of the vesting period. The employee can elect to receive the one share of common stock net of taxes or pay for taxes separately and receive the entire share. The fair value of a restricted stock unit award at the grant date is equal to the market price of the Company's common stock on the grant date. Compensation expense is recorded based on the market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the requisite service period. As of September 30, 2023, there was less than $0.1 million of total unrecognized compensation cost related to the Company's RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of 0.9 years.

During 2021, the Compensation Committee of the Board of Directors approved the Trudhesa Launch Equity Incentive Plan for awards of performance-based restricted stock units (“PSUs”) to certain senior executives of the Company. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. These awards may be earned upon the completion of two-year performance periods ending December 31, 2022, and December 31, 2023. Whether units are earned at the end of the performance period will be determined based on the achievement of certain revenue targets over the performance period. The PSUs also include a performance objective relating to total shareholder return (“TSR”). TSR reflects the change in the value of the Company’s common stock over each performance period. Depending on the revenue achieved and the TSR during the two-year performance periods, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 125% of the Target Shares granted for the 2022 performance period and 0% to 150% of the Target Shares granted for the 2023 performance period.

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

There were no PSUs that vested during the nine months ended September 30, 2023 and 182,500 and 237,500 PSUs are outstanding as of September 30, 2023 and December 31, 2022, respectively.

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

The Company’s effective tax rate for the three and nine months ended September 30, 2023 and 2022 differs from the U.S. statutory rate due to ongoing cumulative losses and the related valuation allowance.

During the three and nine months ended September 30, 2023, the Company reported U.S. pre-tax losses, consistent with prior years to date. The Company has not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that its U.S. deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against its U.S. deferred tax assets.

12. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation on a pre-tax or after-tax basis. The Company makes discretionary matching contributions of up to 4% of a participating employee’s salary. For the three and nine months ended September 30, 2023, the amount expensed under the plan was $0.2 million and $0.7 million respectively. For the three and nine months ended September 30, 2022, the amount expensed under the plan was $0.2 million and $0.6 million respectively.

13. Net Loss Per Share

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
Stock options to purchase common stock	4,238,185	4,281,702
Non-vested RSUs and PSUs	230,000	485,571
Warrants to purchase common stock	1,875,863	94,688
Total	6,344,048	4,861,961

14. Subsequent Events

Amendments to Credit Agreement

On October 2, 2023, the Company entered into the third amendment to the Amended Senior Credit Agreement (the “Third Amendment”) with the Secured Parties as it was in violation of its minimum net revenue covenant and did not meet certain contractual milestones and reporting requirements at September 30, 2023. Pursuant to the third amendment, the Secured Parties waived certain defaults of the Company and modified the terms of the funding of the Tranche B term loans. The Company drew $5.0 million of Tranche B term loans and continued to have the right to draw up to an additional $7.5 million in Tranche B term loans over the remainder of 2023, subject to the Company’s achievement of certain strategic milestones, satisfaction of minimum net revenue and product units sold covenants and satisfaction of certain other covenants and conditions as further amended in the third amendment. The third amendment further provides that the Company shall use best efforts, subject to applicable law and fiduciary duties, to consummate an equity financing prior to October 31, 2023, and that to the extent proceeds from such financing exceed $5.0 million, the Company will apply 50% of such excess proceeds (the “Prepayment Proceeds”) to repay the Tranche B term loans. If the Prepayment Proceeds exceed the outstanding Tranche B term loans plus the Tranche B Return Shortfall, the remaining Tranche B commitment will be permanently reduced on a dollar-by-dollar basis by the amount of such excess.

On November 3, 2023, the Company entered into the fourth amendment to the Amended Senior Credit Agreement with the Secured Parties to modify the timing of certain milestones associated with future funding of Tranche B term loans and to extend the date of consummation of an equity financing from October 31, 2023 to November 20, 2023.

As of the date of filing, the Company is in default of the minimum net revenue and product units sold covenants.

Sales of Common Stock

Subsequent to September 30, 2023, Impel sold 151,026 shares of common stock for gross proceeds of approximately $65,000 at an average price of $0.4293 pursuant to the open market sales agreement.

Executive Officer Transitions

On October 29, 2023, Adrian Adams gave notice of his resignation from his position as Chairman of the Board of Directions and as President and Chief Executive Officer of the Company effective November 4, 2023. The Board of Directors of the Company appointed Leonard Paolillo as Interim President and Chief Executive Officer effective upon Mr. Adams’s resignation.

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

Overview

Due to the fact that we were unable to generate sufficient cash flows from operations, obtain funding to sustain operations, or reduce or stabilize expenses to the point where we could have realized a net positive cash flow, management and our board of directors determined that it was in the best interests of the stockholders to seek a strategic alternative so that we could continue to operate. If the strategic process is unsuccessful, our Board may decide to obtain relief under Chapter 11 of the US Bankruptcy Code. We have hired advisors to explore strategic alternatives including, if needed, filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Further, we are currently not in compliance with maintaining the minimum net revenue and product units sold covenants under the Amended Senior Credit Agreement with Oaktree and other investors as of the date of the filing of this Form 10-Q.

In response to these conditions, during the three months ended September 30, 2023, the Company entered into the First and Second Amended Senior Credit Agreements, respectively (collectively referred to as, the “the Amended Senior Credit Agreement”) to the Company’s Credit Agreement and Guaranty dated March 17, 2022, as amended (the “Senior Credit Agreement”) with Oaktree Fund Administration, LLC as administrative agent (“Oaktree”), and the lenders party thereto (collectively, the “Secured Parties”). Under the Amended Senior Credit Agreement, Oaktree and other investors have provided the Company with first lien Tranche B term loans for an aggregate principal amount of $20.0 million, including a forbearance and amendment agreement to remedy our current and anticipated noncompliance with the covenants under the Senior Credit Agreement. However, Oaktree and other investors may accelerate all of our repayment obligations and take control of our pledged assets due to the fact that we are in breach of the minimum net revenue and product units sold covenants under the Amended Senior Credit Agreement as of the date of financial statement issuance. We continue to evaluate potential strategic alternatives that might be available to us to maximize stockholder value, particularly given our current liquidity position. Potential strategic alternatives may include restructuring or refinancing our debt, seeking additional debt or equity capital, reducing or delaying our business activities, a sale of all or a portion of the company, a combination of these, or other strategic transactions. We currently have no commitments to engage in any specific strategic transaction and there can be no assurance that we will be able to complete additional or alternative financings, business development transactions or other strategic alternatives. Further, there can be no assurances that they will result in the completion of any such amendment, transaction or other alternative that would alleviate such conditions under the Senior Credit Agreement.

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

We have retained all development and commercial rights to Trudhesa. Given the concentrated prescriber base of our target market for Trudhesa, we independently launched in October of 2021. Trudhesa was launched with an initial sales force of 60 representatives and expanded to approximately 90 representatives in the third quarter of 2022 to support our targeted launch strategy. As of September 30, 2023, we had approximately 70 representatives due primarily to attrition resulting from our financial situation. We have experienced ongoing attrition and had approximately 55 as of October 31, 2023. We currently have no plans to replace these sales force vacancies. Our current commercial efforts are focused on increasing market share within our existing prescriber base and strategically expanding to high value healthcare professionals focused on neurologists and headache specialists. Importantly, we have secured managed care contracts providing access to Trudhesa for greater than 80% of commercial lives in the United States. We have deployed a robust sample program to ensure trial with Trudhesa for patients seeking better treatments and outcomes. Through both our commercial and medical affairs infrastructure we have engaged healthcare practitioners and patients, partnered with national associations and actively supported advocacy groups in the migraine market. These efforts have been, and will continue to be, supplemented with non-personal promotion to all targeted and non-targeted medium value physicians. To capture the maximum commercial opportunity of Trudhesa, we may also selectively seek partners to commercialize the product outside of our target markets, including additional penetration within the broader primary care setting, as well as in geographies outside of the United States. Through September 30, 2023, there have been approximately 122,000 prescriptions of Trudhesa generated since launch and based on third-party data, we believe Trudhesa accounts for approximately 4.9% of total branded acute migraine prescriptions among over 3,400 unique Trudhesa prescribers since launch. Additionally, based on internal data, approximately 61% of new Trudhesa patients eligible for a refill have received a second prescription.

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

Through September 30, 2023, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock, proceeds pursuant to a Revenue Interest Financing Agreement, or RIF, that we entered into in March 2022 with certain purchasers party thereto and Oaktree Fund Administration, LLC as administrative agent, redeemable convertible preferred stock, warrants, debt and convertible notes. We have incurred significant operating losses to date. Our net losses were $51.2 million and $83.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $372.3 million and a cash balance of $0.2 million.

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

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, travel and stock-based compensation for our personnel in executive, finance and accounting, human resources, and other administrative functions, as well as fees paid for accounting, legal and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. With the approval of Trudhesa in September 2021, we expect our selling and marketing costs will continue to remain significant as we continue to support our commercial activities associated with Trudhesa. We continue to incur expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

Other Income (Expense), Net

Other income (expense), net, consists of interest earned on our cash, interest expense on our borrowings, and changes in the fair value of our stock warrant liabilities, derivatives, and loss on extinguishment of debt.

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following tables summarize our results of operations for the periods presented.

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Product revenue, net	$5,023	$3,082	$1,941
Cost of goods sold	2,230	1,508	722
Gross profit	2,793	1,574	1,219
Operating expenses:
Research and development	252	3,155	(2,903)
Selling, general and administrative	15,352	19,659	(4,307)
Restructuring	—	—	—
Total operating expenses	15,604	22,814	(7,210)
Loss from operations	(12,811)	(21,240)	8,429
Interest income (expense), net	(3,661)	(3,192)	(469)
Other income (expense), net	2,658	(6,665)	9,323
Total other income (expense), net	(1,003)	(9,857)	8,854
Loss before income taxes	(13,814)	(31,097)	17,283
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(13,814)	$(31,097)	$17,283

Product revenue, net

Net product revenue was $5.0 million for the three months ended September 30, 2023, compared to $3.1 million for the three months ended September 30, 2022. The increase of $1.9 million in net product revenue is due to improvements in net price realization primarily resulting from an annual price increase, a decrease in the bridge and co-pay savings program discount during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Sales allowances and accruals mostly consisted of the bridge and co-pay savings program discounts, managed care rebates and distribution fees. Sales volumes in the third quarter of 2023 were relatively consistent with sales volumes in the third quarter of 2022.

Cost of goods sold

Cost of goods sold of $2.2 million for the three months ended September 30, 2023 compared to $1.5 million for the three months ended September 30, 2022 is related to manufacturing, conversion and packing costs related to the cost of Trudhesa products sold, in addition to certain overhead costs. For the three months ended September 30, 2023, we recorded a $0.1 million charge related to excess and obsolescence reserves associated with Trudhesa.

Prior to receiving FDA approval for Trudhesa in September 2021, we recorded all costs incurred in the manufacture of Trudhesa to be sold upon commercialization as research and development expense. As a result, a portion of the manufacturing costs related to the Trudhesa build-up incurred before FDA approval were already expensed in a prior period, referred to as zero cost inventories, and are therefore excluded from the cost of goods sold in the three months ended September 30, 2022. We sold all remaining zero cost inventories in 2022.

Research and Development

Research and development expenses were $0.3 million for the three months ended September 30, 2023, compared to $3.2 million for the three months ended September 30, 2022. The decrease of $2.9 million is primary due to decreased personnel costs and program costs as we redirected our resources from research and development activities and pivoted our focus to supporting our commercial operations rather than research and development in the first quarter of 2023. As a result of this strategic reprioritization we expect our research and development expense to continue to decrease for the remainder of 2023 as compared to 2022.

The following table summarizes the period-over-period change in research and development expenses by product candidate for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Program-specific costs:
Trudhesa	$9	$574	$(565)
INP105	18	608	(590)
Total program-specific costs	27	1,182	(1,155)
Non program-specific costs:
Personnel-related	$180	$1,810	$(1,630)
Internal, overhead and other expenses	45	163	(118)
Total non program-specific costs	225	1,973	(1,748)
Total research and development expenses	$252	$3,155	$(2,903)

Selling, General and Administrative

Selling, general and administrative expenses were $15.3 million for the three months ended September 30, 2023, compared to $19.7 million for the three months ended September 30, 2022. The decrease of $4.4 million was primarily due to a decrease in commercial operations support costs and decreased promotional and marketing spend of $4.1 million as well as a decrease in insurance costs of $0.3 million in the three months ended September 30, 2023 compared to the same period in 2022.

Restructuring

There were no restructuring expenses for the three months ended September 30, 2023 and 2022.

Interest income (expense), net

Interest income (expense), net was an expense of $3.7 million for the three months ended September 30, 2023, compared to expense of $3.2 million for the three months ended September 30, 2022. The increase in expense of $0.5 million was due to an increase in term loan interest of $1.5 million partially offset by lower RIF interest expense in 2023 of $1.0 million compared to the three months ended September 30, 2022. (Refer to FN 8 for more information on debt modification)

Other Income (Expense), Net

Other income (expense), net was income of $3.7 million for the three months ended September 30, 2023, compared to expense of $6.7 million for the three months ended September 30, 2022. The increase in income of $9.3 million was primarily due to a decrease in the fair value of the Oaktree term loan and RIF derivatives of $11.7 million related to changes in expectations of timing and probability of an event of default and occurrence of a change in control.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following tables summarize our results of operations for the periods presented.

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Product revenue, net	$15,979	$7,644	$8,335
Cost of goods sold	7,734	4,277	3,457
Gross profit	8,245	3,367	4,878
Operating expenses:
Research and development	3,456	10,756	(7,300)
Selling, general and administrative	56,659	57,553	(894)
Restructuring	1,481	—	1,481
Total operating expenses	61,596	68,309	(6,713)
Loss from operations	(53,351)	(64,942)	11,591
Interest income (expense), net	(9,609)	(11,069)	1,460
Other income (expense), net	11,722	(7,260)	18,982
Loss before income taxes	(51,238)	(83,271)	32,033
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(51,238)	$(83,271)	$32,033

Product revenue, net

Net product revenue was $16.0 million for the nine months ended September 30, 2023, compared to $7.6 million for the nine months ended September 30, 2022. The increase of $8.4 million in net product revenue is due to both increased Trudhesa sales volume and improvements in net price realization due to decreases in the bridge and co-pay savings program discount during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Sales allowances and accruals mostly consisted of the bridge and co-pay savings program discounts, managed care rebates and distribution fees.

Cost of goods sold

Cost of goods sold of $7.7 million for the nine months ended September 30, 2023 compared to $4.3 million for the nine months ended September 30, 2022 is related to manufacturing, conversion and packing costs related to the cost of Trudhesa products sold, in addition to certain overhead costs. For the nine months ended September 30, 2023, we recorded charges of $1.2 million related to excess and obsolescence reserves associated with Trudhesa.

Prior to receiving FDA approval for Trudhesa in September 2021, we recorded all costs incurred in the manufacture of Trudhesa to be sold upon commercialization as research and development expense. As a result, a portion of the manufacturing costs related to the Trudhesa build-up incurred before FDA approval were already expensed in a prior period, referred to as zero cost inventories, and are therefore excluded from the cost of goods sold in the nine months ended September 30, 2022. We sold all remaining zero cost inventories in 2022.

Research and Development

Research and development expenses were $3.5 million for the nine months ended September 30, 2023, compared to $10.8 million for the nine months ended September 30, 2022. The decrease of $7.3 million is primarily due to decreased personnel costs and program costs as we redirected our resources from research and development activities and pivoted our focus to supporting our commercial operations rather than research and development in the first quarter of 2023. As a result of this strategic reprioritization, we expect our research and development expense to continue to decrease for the remainder of 2023 as compared to 2022.

The following table summarizes the period-over-period change in research and development expenses by product candidate for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Program-specific costs:
Trudhesa	$334	$1,752	$(1,418)
INP105	687	2,059	(1,372)
Total program-specific costs	1,021	3,811	(2,790)
Non program-specific costs:
Personnel-related	$2,228	$6,311	$(4,083)
Internal, overhead and other expenses	207	634	(427)
Total non program-specific costs	2,435	6,945	(4,510)
Total research and development expenses	$3,456	$10,756	$(7,300)

Selling, General and Administrative

Selling, general and administrative expenses were $56.6 million for the nine months ended September 30, 2023, compared to $57.6 million for the nine months ended September 30, 2022. The decrease of $1.0 million was primarily due to reduced Medical Affairs spend of $0.4 million as well as lower administrative expenses of $0.6 million in the nine months ended September 30, 2023 compared to the same period in 2022.

Restructuring

Restructuring expenses were $1.5 million for the nine months ended September 30, 2023 and represent one-time termination benefits and contractual termination benefits for severance costs related to the reduction in force and impairment charges related to our long-lived assets. There were no restructuring expenses for the nine months ended September 30, 2022.

Interest income (expense), net

Interest income (expense), net was expense of $9.6 million for the nine months ended September 30, 2023, compared to expense of $11.1 million for the nine months ended September 30, 2022. The decrease in expense of $1.5 million was due to the absence of debt extinguishment costs of $3.3 million incurred in the nine months ended September 30, 2022, partially offset by $1.8 million of higher interest expense related to our Oaktree term loan and RIF for the nine months ended September 30, 2023.

Other Income (Expense), Net

Other income (expense), net was income of $11.7 million for the nine months ended September 30, 2023, compared to expense of $7.3 million for the nine months ended September 30, 2022. The increase in income of $19.0 million was primarily due to a decrease in the fair value of the Oaktree term loan and RIF derivatives related to changes in expectations of timing and probability of an event of default and occurrence of a change in control.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Through September 30, 2023, we have funded our operations primarily through the issuance of common stock, debt, proceeds pursuant to the RIF, convertible promissory notes, redeemable convertible preferred stock, and warrants with aggregate proceeds of $405.3 million. As of September 30, 2023, we had available cash and cash equivalents of $0.2 million and an accumulated deficit of $372.3 million.

We have an effective shelf registration statement on Form S-3 filed with the SEC in May 2022, or the 2022 Shelf Registration, pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, subscription rights and/or units from time to time and at prices and on terms that we may determine. In May 2022, we entered into a sales agreement with Cowen and Company, LLC, as a sales agent, pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million through an at-the-market program or the 2022 ATM program under the 2022 Shelf Registration. Through September 30, 2023, we sold 542,500 shares of common stock at a weighted-average price per share of $9.25 pursuant to the 2022 ATM Program and received proceeds of approximately $4.5 million, net of commissions and fees.

In October 2023, we filed a prospectus supplement related to our 2022 ATM Program reflecting sale restrictions pursuant to General Instruction I.B.6 of Form S-3 and registering the sale of up to $9,0 million through the 2022 ATM Program. From September 30, 2023, through the date of this Form 10-Q, we have sold 151,026 shares for gross proceeds of approximately $65,000 under the 2022 ATM Program.

Based upon our current operating plan, we estimate that our cash and cash equivalents as of September 30, 2023, are insufficient for us to fund operating, investing, and financing cash flow needs for twelve months subsequent to the issuance date of the financial statements as of and for the period ended September 30, 2023 and accordingly, we have determined that there is substantial doubt about our ability to continue as a going concern.

Our loan agreement with Oaktree includes covenants requiring us to provide an audit opinion on our annual financial statements that is not subject to any “going concern” or like qualification or exception (see Note 8—Debt for more information about our long-term obligations). On March 22, 2023, we entered into the Oaktree Letter Agreement in connection with our Senior Credit Agreement, to obtain a waiver from Oaktree of any default or event of default arising from the going concern explanatory paragraph included in the report of its Independent Registered Public Accounting Firm on its audited consolidated financial statements for the year ended December 31, 2022. The Senior Credit Agreement also requires us to maintain a minimum $12.5 million unrestricted cash balance at all times. In September 2023 we entered into the Amended Senior Credit Agreement, which includes a forbearance of this liquidity covenant through December 31, 2023. All outstanding borrowings under the Senior Credit Agreement are classified as current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2023 due to the debt covenant violation prior to the issuance of these interim financial statements.

We continue to evaluate financing, business development and other strategic alternatives, to provide the resources necessary to complete our commercialization efforts and maximize stockholder value, which may involve restructuring or refinancing our debt, seeking additional debt or equity capital, reducing or delaying the Company’s business activities, or the sale of all or a portion the Company. However, any transactions that we pursue and complete might not deliver the anticipated benefits or enhance stockholder value. Further, there can be no assurances that they will result in the completion of any such amendment, transaction or other alternative that would alleviate such conditions under the Senior Credit Agreement. We hired a financial advisor, if needed, to assist with filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(61,107)	$(75,656)
Cash used in investing activities	(1,871)	(365)
Cash provided by financing activities	7,065	67,540
Net increase (decrease) in cash and cash equivalents	$(55,913)	$(8,481)

Cash Flows from Operating Activities

For the nine months ended September 30, 2023, cash used in operating activities was $61.1 million, which consisted of a net loss of $51.2 million, an increase of $10.5 million in net current assets and $0.6 million in non-cash charges. The $10.5 million net cash outflow related to changes in our current and non-current assets and liabilities and was attributed to an increase in inventories, operating leases, prepaid expenses and other current assets of $6.1 million and a decrease in payables and accrued liabilities of $5.3 million, partially offset by a decrease in accounts receivables of $0.9 million. The non-cash charges primarily consisted of a change in the fair value of our derivative liabilities, stock-based compensation, depreciation and amortization, amortization of debt discount, inventory write-downs to net realizable value, long-lived asset impairments, and a change in the fair value of our warrant liabilities.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2023 and 2022, cash used in investing activities of $1.9 million and $0.4 million, respectively, and was related to purchases of property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, cash provided by financing activities was $7.1 million, which was related to proceeds from issuance of debt under the Amended Senior Credit Agreement and common stock upon stock option exercises.

For the nine months ended September 30, 2022, cash provided by financing activities was $67.5 million, consisting primarily of net proceeds received from the Oaktree Financing and Revenue Interest Financing resulting in proceeds of $95.9 million, net of debt issuance costs and discount, and proceeds of $4.5 million from the issuance of common stock under the 2022 ATM Program, partially offset by the repayment of the Oxford and Silicon Valley Bank loan of $32.9 million including the final payment and prepayment fee.

Funding Requirements

We use our cash to fund operating expenses, including research and development expenditures and commercialization expenses for Trudhesa. We incur significant commercialization expenses for product sales, marketing and outsourced manufacturing with respect to Trudhesa. On February 22, 2023, we announced plans to reduce our workforce by approximately 16%. These actions reflect our determination to reprioritize spend to capitalize on the continued positive momentum in payor and prescriber uptake of Trudhesa and as a result we halted research and development efforts on INP105 to address acute agitation and aggression in autism spectrum disorder. We recorded a restructuring charge of $1.5 million in the aggregate primarily consisting of severance costs, employee-related benefits, supplemental one-time termination payments, and asset write-downs in the first quarter of 2023. Despite our recent restructuring, we will need substantial additional funding to support our operations absent a strategic transaction. We have hired advisors to explore strategic alternatives including, if needed, filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. However, any transactions that we pursue and complete might not deliver the anticipated benefits or enhance stockholder value. If we also may be unable to complete a strategic transaction, refinance our debt with Oaktree, increase our revenue, raise additional funds, or enter into such other agreements or arrangements when needed on favorable terms, or at all, our Board may decide to obtain relief under Chapter 11 of the U.S. Bankruptcy Code.

The timing and amount of our operating expenditures will depend largely on:

•
the outcome of our strategic review process and any resulting transaction, including whether we ultimately file for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code;
•
the costs and timing of commercialization activities, including product manufacturing, marketing, sales and distribution for Trudhesa;
•
the costs associated with building out our operations;
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

Item 1A. Risk Factors.

RISK FACTORS

Our business involves significant risks, some of which are described below. Before making your decision to invest in shares of our common stock, you should carefully consider the risks and uncertainties described below, together with the other information contained in this Quarterly Report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report captioned “Risk Factors.” The following is a summary of the principal risks we face:

•
We are substantially restricted in our corporate activities by our existing debt facilities and are considering all strategic alternatives. If we do not maintain access to funding our debt facilities, we may be required to cease operations and seek relief under Chapter 11 of the United States Code (the “U.S. Bankruptcy Code”).
•
There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.
•
We are a commercial-stage biopharmaceutical company and have incurred net losses since our inception. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, and we may never achieve or sustain profitability.
•
If we do not complete a strategic transaction, or do not receive sufficient financing from our debt facilities or through any other financing, we expect that we will likely file for protection under the U.S. Bankruptcy Code. Even if we are successful in raising additional capital, we will require substantial additional financing to achieve our goals and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
•
Statements in this report concerning our future plans and operations are dependent on our ability to secure adequate funding and the absence of unexpected delays or adverse developments. We may not be able to secure required funding.
•
Our future commercial success depends upon attaining significant market acceptance of Trudhesa among physicians, patients, health care payors and others in the medical community necessary for commercial success.
•
We rely entirely on third parties for the manufacturing of Trudhesa. If such third parties cease to provide services or require changes to our payment terms, or if we encounter difficulties in negotiating manufacturing and supply agreements with third-party manufacturers and suppliers of our POD device and the active ingredients in Trudhesa would be impaired.
•
If we are not able to obtain and enforce patent protection for our technologies, development and commercialization of our technology may be adversely affected.
•
If we fail to retain the remaining members of senior management and key scientific personnel, we may be unable to continue our operations, meet sale milestones and conclude our strategic review process.
•
The market price of our common stock may be volatile.

Risks Related to Our Financial Position and Need for Additional Capital

We are substantially restricted in our corporate activities by our existing debt facilities and are considering all strategic alternatives. If we do not maintain access to funding our debt facilities, we may be required to cease operations and seek relief under Chapter 11 of the U.S. Bankruptcy Code.

In September 2023 we entered into the Amended Senior Credit Agreement with Oaktree and the Secured Parties. Prior to entry into such agreement, we were in breach of the covenant under our Original Agreements with Oaktree to maintain a minimum of $12.5 million in unrestricted cash and cash equivalents on hand. Pursuant to the Amended Senior Credit Agreement, we have drawn an aggregate of $7.5 million as of September 30, 2023, and will have the right to draw up to $12.5 million more in additional tranche B term loans over the course of 2023, subject to our achievement of certain strategic transaction process milestones, satisfaction of minimum net revenue and product units sold covenants and satisfaction of certain other covenants and conditions specified in the Amended Senior Credit Agreement. We have recently failed to satisfy certain covenants while we have received waivers for such violations to date, if we fail to satisfy these covenants going forward, we may be unable to draw down remaining tranche B term loans. If we are unable to draw additional term loans on the schedule currently anticipated, raise additional capital, or complete a strategic transaction, we will need to cease operations and seek relief under Chapter 11 of the U.S. Bankruptcy Code.

Our consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in our consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022, and the condensed consolidated financial statements included in this Report, we have sustained substantial recurring losses from operations. In addition, we have used, rather than provided, cash in our continuing operations. As of September 30, 2023, we held approximately $0.2 million in cash and cash equivalents and $4.5 million in restricted cash (restricted under the Amended Senior Credit Agreement). The above conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Uncertainty concerning our ability to continue as a going concern, among other factors, may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent, among other factors, on our ability to successfully commercialize Trudhesa and our ability to obtain additional required funding in the near term and thereafter. We are exploring a wide range of options with a focus on maximizing shareholder value, including a potential sale of assets of the company, a sale of all of the company, a merger or other strategic transaction. Other potential strategic alternatives may include restructuring or refinancing our debt, seeking additional debt or equity capital, reducing or delaying our business activities and strategic, initiatives, mergers and acquisitions, licensing arrangements and partnerships, co-development agreements, or a combination of these. We have engaged Moelis & Company LLC to act as our financial advisor in connection with the review of strategic alternatives, however, there can be no assurance that we will be able to complete additional or alternative financings, business development transactions or other strategic alternatives. If we cannot continue as a viable entity, we will likely be required to reduce or cease operations and seek relief under Chapter 11 of the U.S. Bankruptcy Code, and our stockholders would likely lose most or all of their investment in us.

Our ongoing liquidity issues also present significant challenges to current operations. We currently expect the financing availability under the Amended Senior Credit Agreement to be sufficient to conduct the strategic review process, but we do not expect it to be sufficient to continue operations beyond this process without substantial additional investment. Our operations are also being impacted by the loss of sales representatives that we do not currently plan to replace, increased pressure from suppliers regarding payments from us that may delay or prevent our ability to obtain sufficient product from suppliers, and concern from prescribers regarding future product availability. Any of these issues can have a material impact on our sales and may further reduce our cash runway, accelerating the potential need to seek alternatives, including seeking relief under Chapter 11 of the U.S. Bankruptcy Code.

We are not currently in compliance with the Nasdaq Global Market’s minimum market value of listed securities requirement of $50 million, the Nasdaq Global Market minimum market value of publicly held shares requirement of $15 million and the Nasdaq Global Market’s minimum bid price requirement for a common stock price per share of at least $1.00 per share. If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

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

As provided in the Nasdaq rules, we had 180 calendar days, or until October 9, 2023, to regain compliance. To regain compliance, the market value of our publicly held shares must be $15 million or more for a minimum of 10 consecutive business days and the market value of our listed securities must close at $50 million or more for a minimum of 10 consecutive business days at any time prior to October 9, 2023. We did not regain compliance with such applicable Rules prior to October 9, 2023, and on October 16, 2023, we filed to request a hearing to remain on the Nasdaq Stock Market, which request has suspended such delisting determination until a decision is issued by Nasdaq subsequent to the hearing.

Further, on September 28, 2023, we received notice from the Listing Qualifications staff of Nasdaq that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until March 26, 2024, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to March 26, 2024. If we fail to regain compliance by March 26, 2024, we may be eligible for a second 180 day compliance period if we elect to transfer to the Nasdaq Capital Market, provided that, on such date, we meet the continued listing requirement for market value of publicly held shares and all other applicable Nasdaq listing requirements (other than the minimum closing bid price requirement) and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. Such extension of the grace period would be subject to Nasdaq’s discretion, and there can be no guarantee that we would be granted an extension.

We have not yet determined what other actions we may pursue to regain compliance with the above Nasdaq continued listing requirements, and there can be no assurance that we will be able to regain compliance with such requirements. Our failure to regain compliance with the above requirements under the Nasdaq listing rules may result in the delisting of our common stock.

We are a commercial-stage biopharmaceutical company and have incurred net losses since our inception. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, and we may never achieve or sustain profitability.

We are a commercial-stage biopharmaceutical company formed in 2008. To date, we have financed our operations primarily through the sale and issuance of redeemable convertible preferred stock, convertible notes and warrants, common stock offerings, debt financings and royalty financings. Since 2021, we have also relied on revenues generated from net sales of Trudhesa.

We have incurred significant net losses since our inception. Our net losses were $51.2 million and $106.3 million for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $372.3 million. We cannot predict when or whether we will become profitable. Our losses have resulted principally from costs incurred in our product candidate discovery and development activities. We expect to incur net losses for the foreseeable future.

Our financial position will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or alternative financings, strategic collaborations, or additional grants. Although we have received approval for Trudhesa, the resulting revenue from its commercialization may not enable us to achieve profitability. Our future revenues will depend upon our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for Trudhesa.

Our expenses and net losses may increase as we continue to commercialize Trudhesa as well as if we hire additional personnel, protect our intellectual property and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on our commercialization activities and any expenditures on other research and development activities.

To become and remain profitable, we must expand the market for Trudhesa. We may not succeed in these activities, and we may never generate revenue from product sales that are significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business for any reason, including as a result of pandemics or other public health emergencies. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become or remain profitable would further depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations.

If we do not complete a strategic transaction, or do not receive sufficient financing from our debt facilities or through any other financing, we expect that we will likely file for protection under Chapter 11 of the U.S. Bankruptcy Code. Even if we are successful in raising additional capital, we will require substantial additional financing to achieve our goals and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

If we do not complete a strategic transaction or receive sufficient financing from our existing debt facilities or an equity financing, we expect that we will file for protection under Chapter 11 of the U.S. Bankruptcy Code. We believe that the present fair market value of our assets are less than the total amount required to pay our probable liabilities on our total existing debts and liabilities (including contingent liabilities) as they become absolute and matured. If we are successful in resolving our immediately liquidity needs, we believe that we will continue to expend substantial resources for the foreseeable future as we continue the commercialization of Trudhesa, develop additional product candidates, if any, and launch clinical trials for such product candidates and pursue commercialization of product candidates, if approved. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of product candidates. Our costs will increase if we suffer any delays in our planned clinical trials for our current product candidates. Our forecast of the period of time through which our financial reserves will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•
the outcome of our strategic review process and whether we seek protection under Chapter 11 of the U.S. Bankruptcy Code;
•
the cost of commercialization activities for Trudhesa, or any other approved product, including marketing, sales and distribution costs;
•
the cost of manufacturing product Trudhesa;
•
the amount of revenue from Trudhesa; and
•
the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims, including litigation costs and the outcome of such litigation.

We will need to raise additional funds to address our goals. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. While we are currently engaged in efforts to bring in additional capital, such efforts may not be successful or result in sufficient capital to realize our business plans and goals. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings if available, collaborations, strategic alliances, licensing arrangements, and other marketing or distribution arrangements. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to continue to commercialize Trudhesa and other future product candidates if approved.

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

Our ongoing liquidity issues also present significant challenges to current operations. We currently expect the financing availability under the Amended Senior Credit Agreement to be sufficient to conduct the strategic review process, but we do not expect it to be sufficient to continue operations beyond this process without substantial additional investment. Our operations are also being impacted by the loss of sales representatives that we do not currently plan to replace, increased pressure from suppliers regarding payments from us that may delay or prevent our ability to obtain sufficient product from suppliers, and concern from prescribers regarding future product availability. Any of these issues can have a material impact on our sales and may further reduce our cash runway, accelerating the potential need to seek alternatives, including bankruptcy proceedings.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates on unfavorable terms to our business.

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. For example, our loan agreement with Oaktree is secured by a lien on substantially all of our assets. If we raise additional funds through strategic partnerships or royalty monetization agreements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for any future product candidates, or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•
updates on our strategic review process;
•
quarterly fluctuations in product sales of Trudhesa;
•
our ability to retain our sales force and the negative impact such attrition will have on our sales of Trudhesa;
•
any reductions in supply of Trudhesa due to inability to timely pay our suppliers;
•
variation in the level of expense related to the commercialization of Trudhesa;
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

Risks Related to Commercialization of Trudhesa

Our future commercial success depends upon attaining significant market acceptance of Trudhesa among physicians, patients, health care payors and others in the medical community necessary for commercial success.

Trudhesa may not gain market acceptance among physicians, health care payors, patients and the medical community. There are several approved acute treatments for migraine currently on the market, including triptans, calcitonin gene-related peptides antagonists, or gepants, lasmiditan and alternative formulations of DHE, such as Migranal, which is also administered intranasally. All of these are competitive with Trudhesa and our level of market acceptance of Trudhesa for the acute treatment for migraine may be lower than we expect. Market acceptance of Trudhesa depends on a number of factors, including:

•
the efficacy and safety of Trudhesa;
•
perceived advantages of Trudhesa over alternative treatments, such as oral, IM and IV formulations;
•
the indications for which the product candidates are approved and the labeling approved by regulatory authorities for use with the product candidates, including any warnings, limitations or contraindications contained in a product’s approved labeling;
•
acceptance by physicians and patients of Trudhesa as a safe and effective treatment;
•
the cost, safety and efficacy of treatment in relation to alternative treatments, including generic versions of the product candidates;
•
the extent to which Trudhesa is included on formularies of hospitals and managed care organizations;
•
the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities for Trudhesa;
•
relative convenience and ease of administration of Trudhesa;
•
the prevalence and severity of adverse side effects;
•
the timing of market introduction of competitive products;
•
restrictions on the distribution of Trudhesa;
•
the effectiveness of our sales and marketing efforts;
•
unfavorable publicity relating to Trudhesa; and
•
the approval of other new therapies for the same indications.

Market acceptance is critical to our ability to generate significant revenue and become profitable. Trudhesa may be accepted in only limited capacities or not at all. If Trudhesa is not accepted by the market to the extent that we expect, we may not be able to generate significant revenue and our business would suffer.

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

In addition, the FDA has required labeling restrictions for patients and uses of Trudhesa. For example, upper nasal space drug delivery may not be appropriate for use by patients with certain pre-existing conditions, such as chronic rhinitis with or without nasal polyposis or anatomical nasal obstruction.

If we are unable to maintain our commercial distribution capabilities, we will be unable to successfully commercialize Trudhesa.

Our ongoing liquidity issues have contributed, in part, to a loss of sales representatives that we do not currently plan to replace, and we have also experienced increased pressure from suppliers and other commercial counterparties, including distributors, regarding payments from us. Our inability to retain sales representatives and distributor relationships, or an ability to obtain sufficient product from suppliers may delay or prevent our ability to make and fulfill sales, which would have a material adverse impact on our sales and may further reduce our cash runway, accelerating the potential need to seek alternatives, including bankruptcy proceedings.

Problems related to large-scale commercial manufacturing could cause delays in product launches, an increase in costs or shortages of Trudhesa.

Manufacturing finished drug products, especially in large quantities, is complex. The commercialization of Trudhesa requires several manufacturing steps and involves complex techniques to assure quality and sufficient quantity, especially as the manufacturing scale increases. Trudhesa will need to be made consistently and in compliance with a clearly defined manufacturing process pursuant to FDA regulations. Accordingly, it will be essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, filling, labeling, packaging, storage, shipping, quality control and testing, may result in lot failures, delay in the release of lots, product recalls or spoilage. Success rates can vary dramatically at different stages of the manufacturing process, which can lower yields and increase costs. We may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and cause us to fail to satisfy contractual commitments, lead to delays in our clinical trials or result in litigation or regulatory action. Such actions would hinder our ability to meet contractual obligations and could cause material adverse consequences for our business. In addition to the complexities of large-scale manufacturing, our ongoing liquidity issues also present significant challenges to current operations, including as a result of increased pressure from suppliers regarding payments from us, which may delay or prevent our ability to obtain sufficient product from suppliers.

Reimbursement for any approved products may be limited or unavailable, which could make it difficult for us to sell Trudhesa profitably.

In both domestic and foreign markets, sales of Trudhesa depend, in part, on the extent to which the costs of any future product candidates will be covered by third-party payors, such as government health care programs, commercial insurance and managed health care organizations. These third-party payors decide which drugs will be covered and establish reimbursement levels for those drugs. The containment of health care costs has become a priority of foreign and domestic governments as well as private third-party payors. The prices of drugs have been a focus in this effort. Governments and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell any approved products profitably. Cost-control initiatives could cause us to decrease the price we might establish for any approved products, which could result in lower than anticipated product revenues.

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

Adverse pricing limitations may hinder our ability to recoup our investment in historical products.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of any future product candidates to the payor. Further, there is significant uncertainty related to third-party payor coverage and reimbursement of newly approved product candidates. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, Trudhesa. In addition, in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new product candidates. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved product candidates, which in turn will put pressure on pricing.

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

The development and commercialization of new and improved pharmaceutical products is highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of product candidates which may target the same markets as Trudhesa. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of Trudhesa within those markets.

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

One or more of our competitors may utilize their expertise in other methods of pharmaceutical drug delivery to develop and obtain approval for upper nasal space delivery products that may compete with Trudhesa. These competitors may include Aegis, Optinose and other smaller pharmaceutical companies. Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we have had to date. Our ability to compete effectively will depend, in part, on the timing and scope of regulatory approvals for these product candidates, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position, the safety and effectiveness of any of our future product candidates, the ease with which any of our future product candidates can be administered and the extent to which patients accept relatively new routes of administration. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any product candidates we may develop. Competitive products may reduce the demand and price for Trudhesa, making it obsolete or noncompetitive before we recover the expense of developing and commercializing. Our competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

We rely entirely on third parties for the manufacturing of Trudhesa. If such third parties cease to provide services or require changes to our payment terms, or if we encounter difficulties in negotiating manufacturing and supply agreements with third-party manufacturers and suppliers of our POD device and the active ingredients in Trudhesa would be impaired.

We do not own any manufacturing facilities and have limited experience in commercial manufacturing. We currently rely, and expect to continue to rely, on a limited number of experienced personnel and contract manufacturing organizations, or CMOs, and suppliers, including in some cases single-source suppliers, who would assist in the production, assembly, test, validation, supply, storage and distribution of Trudhesa, and we do not control their activities. While we have developmental and commercial supply agreements in place with some of our key suppliers, we may not be able to obtain terms that are favorable to us or enter into commercial manufacturing and supply agreements at all with other necessary third parties. If we are unable to enter into such agreements on commercially reasonable terms, our ability to commercialize Trudhesa would be impaired, and our business, financial condition and results of operations would be materially adversely affected.

Further, given our current liquidity issues, we may be delayed in paying these third parties, or these third parties may demand accelerated payment in advance of providing necessary supplies of Trudhesa. Any such change to our payment obligations may decrease the availability of Trudhesa and materially impair our ability to further commercialize Trudhesa.

If product sales for Trudhesa grow, Trudhesa will require production processes to be scaled up. We will be dependent on external manufacturers and suppliers to ensure that their manufacturing processes can be scaled up adequately such that we are able to supply the market. If any of our key suppliers are unable or unwilling to scale up production, our product candidates would be impaired, and our business, financial condition and results of operations would be materially adversely affected.

If third-party manufacturers, wholesalers and distributors fail to perform as expected, our costs may be higher than expected.

Our reliance on third-party manufacturers, wholesalers and distributors exposes us to the following risks, any of which could result in higher costs, or deprive us of potential product revenues:

•
our CMOs, or other third parties we rely on, may require changes to our payment terms if they consider us unlikely to pay in a timely manner, accelerating our expected cash usage or delaying our access to Trudhesa supply;
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

Our reliance on third parties does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. For example, the FDA and other regulatory authorities require that product candidates and any products that we may eventually commercialize be manufactured according to cGMP and QSR, and similar foreign standards. In addition, our third-party manufacturers will be subject to periodic inspections by the FDA and other regulatory authorities, and failure to comply with cGMP or QSR could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including request a recall or seize product candidates, total or partial suspension of production, suspension of clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of product candidates, injunction, imposing civil penalties or pursuing criminal prosecution.

Risks Related to Government Regulation

If a drug delivery device in a future clinical trial similar to the drug delivery device used by Trudhesa demonstrates unanticipated biocompatibility, usability, performance or safety issues in a clinical or nonclinical study for one product candidate, our entire pipeline may be adversely affected.

Trudhesa utilizes our POD devices, which are designed to deliver the drug into the upper nasal space using a gas propellant. While our prior product candidates have been generally well tolerated in nonclinical studies and clinical trials, patients may in the future experience different or more severe adverse events due in part to our POD device. Any failure of our POD device to demonstrate adequate biocompatibility, usability, performance or safety could adversely affect the development, approval, or commercialization of Trudhesa.

If we fail to obtain regulatory approval in jurisdictions outside the United States, we will not be able to market Trudhesa in those jurisdictions.

We intend to market Trudhesa, if approved, in international markets either directly or through partnerships. Such marketing will require separate regulatory approvals in each jurisdiction and compliance with numerous and varying regulatory requirements. The approval procedures vary from jurisdiction to jurisdiction and may require additional testing that we are not required to perform to obtain regulatory approval in the United States. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not guarantee approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not guarantee approval by regulatory authorities in other foreign jurisdictions or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize Trudhesa in any foreign market. If we or any future partner are unable to obtain regulatory approval for Trudhesa in one or more significant foreign jurisdictions, then the commercial opportunity for Trudhesa, as well as our financial condition, will be adversely affected.

Trudhesa could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems.

Any regulatory approvals that we receive for Trudhesa may also be subject to limitations on the approved indicated uses for which the product may be marketed, or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy. For example, under the Pediatric Research Equity Act, we are required to conduct certain juvenile animal and pediatric studies in accordance with the timelines set forth in our Trudhesa NDA approval letter. These studies will require significant resources. We cannot predict the outcome of these studies. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event, or AE, reporting, storage, advertising, promotion and recordkeeping for any approved product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, including reporting of certain adverse events, malfunctions, corrections and removals related to the POD device, registration, as well as continued compliance with cGMP for the drug products, the quality system regulation, or QSR, for medical devices and GCP for any clinical trials that we conduct post-approval.

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

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including laws and regulations prohibiting marketing claims that promote the off-label use of our products or that omit material facts or make false or misleading statements about the safety or efficacy of our products. We are responsible for training our marketing and sales force not to promote any products for off-label uses, but healthcare providers may use our products off-label as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. The FDA also could conclude that a claim is misleading if it determines that there are inadequate nonclinical and/or clinical data supporting the claim, or if a claim fails to reveal material facts about the safety or efficacy of our products. If the FDA determines that our promotional labeling or advertising materials promote an off-label use or make false or misleading claims, it could request that we modify our promotional materials or training content or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fines and criminal penalties.

The FDA closely regulates the pre and post-approval marketing and promotion of drugs to ensure they are promoted and marketed in compliance with the FDCA and its implementing regulations and only for the approved indications and in a manner consistent with the approved labeling. For example, our labeling for Trudhesa does not include any of the data from the exploratory efficacy endpoints that we evaluated in our Phase 3 safety clinical trial or contain any efficacy claims based on the results of this study. If the FDA disagrees with our claims or approach to describing the efficacy results from any data deemed as unreliable or uninterpretable, including our exploratory efficacy analyses, in our promotional materials, it may take enforcement action against us. The FDA imposes stringent restrictions on manufacturers’ communications and promotion of their products, including specific restrictions for promotions of products with boxed warnings. If we promote products in a manner inconsistent with the FDA-approved labeling or otherwise not in compliance with the FDCA or implementing regulations, we may be subject to enforcement action. Violations of the FDCA relating to improper promotion of prescription drugs may lead to warning letters, investigations, violations under federal and state healthcare fraud and abuse laws, including the False Claims Act, as well as state consumer protection laws.

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

Our business operations and activities may be directly or indirectly subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products. In addition, we may be subject to laws of the federal government and state governments in which we conduct our business relating to privacy, data protection and data security with respect to patient information. The laws that may affect our ability to operate include, but are not limited to:

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
•
federal government price reporting laws, changed by the ACA to, among other things, increase the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program and offer such rebates to additional populations, that require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement or discounts on our marketed drugs (participation in these programs and compliance with the applicable requirements may subject us to increased infrastructure costs, and potentially limit our ability to offer certain marketplace discounts);
•
the Foreign Corrupt Practices Act, a United States law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals); and
•
state law equivalents and adjuncts to many of the above federal laws, such as anti-kickback, false claims, consumer protection, unfair competition, and privacy and data security laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements; state laws that require biotech companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to health care providers; state laws that require drug manufacturers to file reports with states regarding marketing information, such as the tracking and reporting of gifts, compensation and other remuneration and items of value provided to health care professionals and entities (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on our business or increase enforcement scrutiny of our activities); state laws regarding the reporting of certain pricing information; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, with differing effects and obligations.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future. Such reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize Trudhesa. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

Risks Related to Our Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies, development and commercialization of our technology may be adversely affected.

Our success depends in part on our ability to obtain, maintain, protect and enforce patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, our technology such as our proprietary POD nasal drug delivery platform, and methods for treating patients, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Our patent portfolio as of February 1, 2023 contained 14 U.S. issued patents and 74 patents issued in ex-U.S. jurisdictions including Australia, Belgium, Brazil, Canada, China, Switzerland, Germany, France, Great Britain, India, Israel, Italy, Japan, Mexico, Luxembourg, Netherlands, New Zealand, Spain, and South Africa and 13 U.S. pending applications as well as 67 patent applications pending in ex-U.S. jurisdictions including Australia, Brazil, Canada, Chile, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, and Singapore, owned by us. We may not be able to apply for patents on certain aspects of our technology in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of any patent applications that we license from third parties, or the ability to maintain the rights to patents licensed to third parties, and should we decide to license any of our patents to third parties in the future, we may not retain sufficient rights to prosecute and enforce such patents. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing product candidates and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our technology or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

The U.S. Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. As such, we do not know the degree of future protection that we will have on our drug delivery system. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. While we will endeavor to try to protect our technology with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time consuming, expensive and sometimes unpredictable. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our patents, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our products. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

In addition, there can be no assurance that:

•
others will not or may not be able to make, use or sell upper nasal space product candidates that are the same as or similar to any of our products but that are not covered by the claims of the patents that we own;
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

If we, our licensor or collaborators fail to maintain the patents and patent applications covering our technology, our competitors might be able to enter the market, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for certain aspects of our technology, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, we cannot be certain that such agreements have been entered into with all relevant parties. In addition, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Other companies or organizations may challenge our or our licensor’s patent rights.

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

Obtaining a valid and enforceable issued or granted patent covering our technology in the United States and worldwide can be extremely costly, and our or our licensors' or collaborators’ intellectual property rights may not exist in some countries outside the United States or may be less extensive in some countries than in the United States. In jurisdictions where we or our licensor or collaborators have not obtained patent protection, competitors may seek to use our or their technology to develop their own products and further, may export otherwise infringing products to territories where we or they have patent protection, but where it is more difficult to enforce a patent as compared to the United States. Competitor products may compete with our products in jurisdictions where we do not have issued or granted patents or where our or our licensors' or collaborators’ issued or granted patent claims or other intellectual property rights are not sufficient to prevent competitor activities in these jurisdictions. The legal systems of certain countries, particularly certain developing countries, make it difficult to enforce patents and such countries may not recognize other types of intellectual property protection, particularly relating to pharmaceuticals. This could make it difficult for us or our licensor or collaborators to prevent the infringement of our or their patents or marketing of competing products in violation of our or their proprietary rights generally in certain jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our and our licensor’s or collaborators’ efforts and attention from other aspects of our business, could put our and our licensor’s or collaborators’ patents at risk of being invalidated or interpreted narrowly, and our and our licensor’s or collaborators’ patent applications at risk of not issuing and could provoke third parties to assert claims against us or our licensor or collaborators. We or our licensor or collaborators may not prevail in any lawsuits that we or our licensor or collaborators initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

We, our collaborators, or any future strategic partners may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time consuming, delay or prevent the development and commercialization of our technology, or put our patents and other proprietary rights at risk.

Competitors may infringe our patents or other intellectual property. If we were to initiate legal proceedings against a third party to enforce a patent covering our technology, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that an individual connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a materially misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our platform technology. Such a loss of patent protection could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Intellectual property rights of third parties could adversely affect our ability to commercialize our technology, and we, our licensor or collaborators, or any future strategic partners may become subject to third party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights. We might be required to litigate or obtain licenses from third parties in order to develop or market our technology. Such litigation or licenses could be costly or not available on commercially reasonable terms.

We, our collaborators, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, post grant review and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. We have previously received communications from third parties claiming that our technology infringes on their patents. While we do not believe that these claims have merit, we cannot be certain that these third parties would not pursue infringement claims against us. There are issued and pending patents that might claim aspects of our technology, and modifications that we may need to apply to our technology. Thus, it is possible that one or more individuals or organizations will hold patent rights to which we will need a license. If those individuals or organizations refuse to grant us a license to such patent rights or refuse to grant us a license on reasonable terms, we may not be able to market product candidates or perform research and development or other activities covered by these patents which could have a material and adverse effect on our business, financial condition, results of operations and prospects. We are obligated under certain of our license and collaboration agreements to indemnify and hold harmless our licensor or collaborators for damages arising from intellectual property infringement by us. If we, our licensor or collaborators, or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages, if we are found to have infringed willfully. In addition, we, our licensor or collaborators, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our existing or future collaborators may be unable to effectively market our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation could divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

Because the upper nasal space therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our technology or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize our technology until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents held by third parties of which we are not aware that, if found to be valid and enforceable, could be alleged to be infringed by our POD nasal drug delivery platform and related technologies. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our POD nasal drug delivery platform and related technologies. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our technology or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, U.S. applications filed before November 29, 2000 and certain U.S. applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering any future platform technology could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technology. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our technology that are held to be infringing. We might, if possible, also be forced to redesign our technology so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Many of our employees were previously employed at universities or biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to commercialize, or prevent us from commercializing, our technology, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Patent terms may be inadequate to protect our competitive position on our technology for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our technology are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our products.

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

Changes in U.S. patent and ex-U.S. patent laws could diminish the value of patents in general.

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

After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the U.S. transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. Assuming that other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. A third party that files a patent application in the USPTO after March 2013, but before we do, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to invent any of the inventions claimed in our patents or patent applications. The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Our Employee Matters, Managing Growth and Other Risks Related to Our Business

If we fail to retain the remaining members of senior management and other key personnel, we may be unable to continue operations, meet sales milestones and complete our strategic review process.

We are highly dependent on members of our senior management, including Leonard Paolillo, our Chief Commercial Officer and effective November 4, 2023, our Interim President and Chief Executive Officer, following the resignation, effective November 3, 2023, of Adrian Adams, our Chairman and Chief Executive Officer, Michael Kalb, Chief Financial Officer, and John Hoekman, Ph.D., Chief Technology and Development Officer and one of our founders. Although we have entered into employment agreements and retention agreements with each of our executive officers, each of these persons may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

The loss of the services of any of our executive officers or other key employees could impede our ability to successfully implement our business strategy. The reduction in employee and non-employee expenses announced in February 2023, and our ongoing liquidity issues makes retention of our current personnel both more important and more challenging. In particular, we are seeing increased loss of sales representatives, limiting our ability to meet our sales goals and revenue targets. We have also seen significant attrition in our finance and related functions significantly limiting various aspects of our ongoing operations. We do not intend to fill these vacated positions for the foreseeable future and, as a result, retaining our current sales personnel will be critical to our immediate success.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will continue to incur significant legal, accounting and other expenses on an ongoing basis that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We will need to hire additional accounting, finance and other personnel and make further investments in processes and systems in connection with these ongoing efforts. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements and future changes to such requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Further, if we seek relief under Chapter 11 of the U.S. Bankruptcy Code, we will incur substantial additional professional service fees to assist us through such process. Such fees may be substantial and materially limit potential recovery, if any, for holders of our common stock in a bankruptcy proceeding.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities.

We face an inherent risk of product liability as a result of the commercial sale of Trudhesa. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even a successful defense would require significant financial and management resources.

Regardless of the merits or eventual outcome, liability claims may result in:

•
injury to our reputation;
•
withdrawal of clinical trial participants;
•
costs to defend the related litigations;
•
a diversion of management’s time and our resources;
•
substantial monetary awards to trial participants or patients;
•
product recalls, withdrawals, or labeling, marketing or promotional restrictions;
•
loss of revenue; and
•
a decline in our stock price.

Failure to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our products. We currently carry product liability insurance covering the commercial sale of Trudhesa and our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, we could adversely affect our business, financial condition, and results of operations.

The security of the information technology systems used in our business may be compromised, and confidential information, including non-public personal information, could be improperly disclosed.

Our information technology systems, and those of our contractors, service providers and consultants, may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, as well as employee, vendor, or contractor errors or malfeasance. As part of our business, we and our contractors and consultants maintain large amounts of confidential information, including non-public personal information on patients and our employees. Breaches in security and other information security events and incidents, including from ransomware, other malicious code, and other cyberattacks, could result in interruption to our systems and operations, or those of our contractors, consultants or our respective service providers, and the loss, unavailability, and unauthorized modification, use, acquisition or disclosure of information, including information subject to intellectual property protection or for which the loss or other compromise of such information may lead to the loss of intellectual property protection. Any such breach or other incident may result in significant costs to remediate and otherwise respond, including efforts to analyze, correct, eliminate, remediate or work around deficiencies in our systems or our security measures, recover and validate data, and to address any applicable legal or contractual obligations. Further, any actual or perceived breach in security or security incident may result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, delays in regulatory filings and approvals, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results. Like many businesses, we have been in the past, and may again be in the future, subject to phishing attacks. In 2018 we experienced a successful phishing attack. While we were able to swiftly contain and remediate this incident, without a material impact to our business, there can be no assurances that we will be able to defend against or successfully remediate any such attacks that may occur in the future. Further, companies have experienced an increase in phishing and social engineering attacks from third parties, including in connection with the recent COVID-19 pandemic. Also, due to the COVID-19 pandemic, the majority of our employees continue to work remotely as of September 30, 2023. As a result, we may have increased cybersecurity and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we have implemented IT controls to reduce the risk of a cybersecurity or data security breach or incident, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees working remotely. While we expect to implement and maintain appropriate information security policies and systems in order to prevent unauthorized loss, unavailability, modification, use or disclosure of confidential information, including non-public personal information and other information relating to individuals, there can be no assurance that any such loss, unavailability, modification, use or disclosure will not occur. We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we make improvements to our systems, policies and processes to prevent further breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause. Each of these could require us to divert substantial resources.

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

As of September 30, 2023, our executive officers, directors and their respective affiliates owned a substantial portion of our voting stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We could be an emerging growth company until December 31, 2026, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following

December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Further, with respect to the operations of our CMOs, it is possible that if they fail to operate in compliance with applicable environmental, health and safety laws and regulations or properly dispose of wastes, we could be held liable for any resulting damages, suffer reputational harm or experience a disruption in the manufacture and supply of our products.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation					X

10.1	Amendment to Oaktree Credit Agreement and RIF Agreement dated August 21, 2023.	8-K	001-40353	10.1	August 21, 2023

10.2^†	Second Amendment to Credit Agreement dated September 5, 2023.	8-K	001-40353	10.1	September 7, 2023

10.3	Form of Common Stock Purchase Warrant.	8-K	001-40353	10.2	September 7, 2023

10.4†	Form of Management Incentive Plan.	8-K	001-40353	10.3	September 7, 2023

10.5	Form of New Retention Program	8-K	001-40353	10.4	September 7, 2023

10.6^†	Third Amendment to Credit Agreement dated October 2, 2023.	8-K	001-40353	10.1	October 4, 2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

** Management Contract or Compensatory Plan

^ The Registrant has omitted schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

† The Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Impel Pharmaceuticals Inc.
Date: November 14, 2023	By:	/s/ Leonard Paolillo
Leonard Paolillo
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Michael Kalb
Michael Kalb
Chief Financial Officer (Principal Financial and Accounting Officer)